Form 10-K
period 1993-12-31
CRI LIQUIDATING REIT INC
filed 1994-01-28
CIK 850143

                                 FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended     December 31, 1993
                                  ------------------

    Commission file number             1-10359
                                  -----------------

                        CRI LIQUIDATING REIT, INC.
    -----------------------------------------------------------------
            (Exact name of registrant as specified in charter)

                 Maryland                            52-1647537
    -------------------------------------      ----------------------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

    11200 Rockville Pike, Rockville, Maryland           20852
    -----------------------------------------  ----------------------
    (Address of principal executive offices)          (Zip Code)

                              (301) 468-9200
    -----------------------------------------------------------------
           (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
          Title of each class                 which registered
    --------------------------------   -----------------------------
             Common Stock              New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act:

                                   NONE
    -----------------------------------------------------------------
                             (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
    (2) has been subject to such filing requirements for the past 90
    days.  Yes X   No
              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of January 7, 1994, 13,222,674 shares of common stock, with an aggregate market value of $109,087,061, were outstanding and held by nonaffiliates of the Registrant on such date.

                    DOCUMENTS INCORPORATED BY REFERENCE
    -----------------------------------------------------------------

         Form 10-K Parts                     Document
         ----------------                    ---------

           I, II and IV            1993 Annual Report to Shareholders
           III                     1994 Notice of Annual Meeting of
                                      Shareholders and Proxy Statement

          3
                        CRI LIQUIDATING REIT, INC.

                      1993 ANNUAL REPORT ON FORM 10-K


                             TABLE OF CONTENTS

                                  PART I
                                  ------

                                                             Page
                                                             ----

    Item 1.   Business  . . . . . . . . . . . . . . . . . .   5
    Item 2.   Properties  . . . . . . . . . . . . . . . . .   5
    Item 3.   Legal Proceedings . . . . . . . . . . . . . .   6
    Item 4.   Submission of Matters to a Vote
                of Security Holders . . . . . . . . . . . .   6

                                  PART II
                                  -------
    Item 5.   Market for the Registrant's Common Stock
                and Related Stockholder Matters . . . . . .   6
    Item 6.   Selected Financial Data . . . . . . . . . . .   6
    Item 7.   Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations . . . . . . . . . . . . . . .   6
    Item 8.   Financial Statements and Supplementary Data .   7
    Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure  . .   7

                                 PART III
                                 --------
    Item 10.  Directors and Executive Officers
                of the Registrant . . . . . . . . . . . . .   8
    Item 11.  Executive Compensation  . . . . . . . . . . .   9
    Item 12.  Security Ownership of Certain Beneficial
                Owners and Management . . . . . . . . . . .   9
    Item 13.  Certain Relationships and Related Transactions  9

                                  PART IV
                                  -------
                                                             Page
                                                             ----
    Item 14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K . . . . . . . . . . . .   11

    Signatures  . . . . . . . . . . . . . . . . . . . . . .   15

    Cross Reference Sheet . . . . . . . . . . . . . . . . .   17

    Exhibit Index . . . . . . . . . . . . . . . . . . . . .   19

                                  PART I

    ITEM 1.   BUSINESS

    Development and Description of Business
    ---------------------------------------
         Information concerning the business of CRI Liquidating REIT, Inc. (the Liquidating Company) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 1 and 5 of the notes to the financial statements of the Liquidating Company contained in Part IV (filed in response to Item 8 hereof), which is incorporated herein by reference.

    Employees
    ---------
         The Liquidating Company has no employees. Services are performed for the Liquidating Company by CRI Insured Mortgage
    Associates Adviser Limited Partnership (the Adviser) and agents retained by it.

    ITEM 2.   PROPERTIES

         The Liquidating Company does not hold title to any real estate. The Liquidating Company indirectly holds interests in real estate through its equity investment in three Participating Mortgage Investments. These investments were comprised of two components: 85% of the original investment amount was a Mortgage-Backed Security; and 15% of the original investment amount was an uninsured equity contribution to the limited partnership (a Participation) which owns the underlying property. During 1993, the Liquidating Company sold the Mortgage-Backed Securities, but retained its Participations. The aggregate carrying value of these Participations represents less than 1% of the Liquidating Company's total assets as of December 31, 1993 and 1992.

         Although the Liquidating Company does not own the related real estate, the Federally Insured Mortgages and Mortgage-Backed Securities in which the Liquidating Company has invested are first liens, or are collateralized by first liens, on the respective residential apartment or townhouse complexes.

                                  PART I

    ITEM 3.   LEGAL PROCEEDINGS

         Reference is made to Note 10 of the notes to the financial statements on page 81 of the 1993 Annual Report to Shareholders, which is incorporated herein by reference.

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the security holders to be voted on during the fourth quarter of 1993.


                                  PART II

    ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                RELATED STOCKHOLDER MATTERS

         (a), (b) and (c)     The information required in these
                              sections is included in Selected
                              Financial Data on pages 21 through 24 of the 1993 Annual Report to Shareholders, which section is incorporated herein by reference.

    ITEM 6.   SELECTED FINANCIAL DATA

         Reference is made to Selected Financial Data on pages 21 through 24 of the 1993 Annual Report to Shareholders, which section is incorporated herein by reference.

    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 25 through 39 of the 1993 Annual Report to Shareholders, which section is incorporated herein by reference.

                                  PART II


    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to pages 40 through 47 of the 1993 Annual Report to Shareholders for the financial statements of the Liquidating Company, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                 PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a), (b), (c) and (e)

         The information required by Item 10 (a), (b), (c) and (e) with regard to directors and executive officers of the registrant is incorporated herein by reference to the Liquidating Company's 1994 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1994.

         (d) There is no family relationship between any of the foregoing directors and executive officers.

         (f)  Involvement in certain legal proceedings.

              None.

         (g)  Promoters and control persons.

              Not applicable.

                                 PART III

    ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the Liquidating Company's 1994 Notice of Annual Meeting of Shareholders and Proxy Statement and Note 3 of the notes to the financial statements, included in the 1993 Annual Report to Shareholders.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the Liquidating Company's 1994 Notice of Annual Meeting of Shareholders and Proxy Statement.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)  Transactions with management and others.

              The Liquidating Company has 5 directors, two of whom are also executive officers. The Liquidating Company's 1994 Notice of Annual Meeting of Shareholders and Proxy Statement and Note 3 of the notes to the financial statements, included in the 1993 Annual Report to Shareholders, which contain a discussion of the amounts, fees and other compensation paid or accrued by the Liquidating Company to the directors and officers and their affiliates, are incorporated herein by reference.

         (b)  Certain business relationships.

              The Liquidating Company has no business relationship with entities of which the general and limited partners of the Adviser to the Liquidating Company are officers, directors or equity owners other than as set forth in the Liquidating Company's 1994 Notice of Annual Meeting of Shareholders and Proxy Statement, which is incorporated herein by reference.

                                 PART III


    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -
                Continued

         (c)  Indebtedness of management.

              None.

         (d)  Transactions with promoters.

              Not applicable.

                                  PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K

    (a)  List of documents filed as part of this report:

         1 and 2.  Financial Statements and Financial Statement
                     Schedules

         The following financial statements are incorporated herein by reference in Item 8 from the indicated pages of the 1993 Annual Report to Shareholders:

                                                               Page
         Description                                         Number(s)
         -----------                                         ---------
         Balance Sheets as of December 31,
           1993 and 1992                                        41-42

         Statements of Income for the years ended
           December 31, 1993, 1992 and 1991                     43-44

         Statements of Changes in Shareholders' Equity
           for the years ended December 31, 1993, 1992
           and 1991                                                45

         Statements of Cash Flows for the years ended
           December 31, 1993, 1992 and 1991                     46-47

         Notes to financial statements which include
           the information required to be included in
           Schedule XII - Mortgage Loans on Real Estate         48-81

         The report of the Liquidating Company's independent accountants with respect to the above listed financial statements appears on page 40 of the 1993 Annual Report to Shareholders.

         All other financial statements and schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applica-ble or required.

                                  PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K - Continued

         (a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

                   Exhibit No. 3 - Articles of incorporation and bylaws.


                   d. Articles of Incorporation of CRI Liquidating Maryland REIT, Inc. (Incorporated by reference from Exhibit 3(d) to the Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1993).

                   e. Bylaws of CRI Liquidating Maryland REIT, Inc. (Incorporated by reference from Exhibit 3(e) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                                  PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K - Continued

                   f. Agreement and Articles of Merger between CRI Liquidating Maryland REIT, Inc. and CRI Liquidating REIT, Inc. as filed with the Office of the Secretary of the State of Delaware. (Incorporated by reference from
                        Exhibit 3(f) to the Quarterly Report on Form
                        10-Q for the quarter ended June 30, 1993).

                   g. Agreement and Articles of Merger between CRI Liquidating Maryland REIT, Inc. and CRI Liquidating REIT, Inc. as filed with the State Department of Assessment and Taxation for the State of Maryland. (Incorporated by reference from Exhibit 3(g) to the Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1993).

                   Exhibit No. 10 - Material contracts.

                   a.   Revised Form of Advisory Agreement.
                        (Incorporated by reference from Exhibit No.
                        10.2 to the Registration Statement).

                   b. Registration Rights Agreement, dated November 27, 1989 between the Registrant and CRI Insured Mortgage Association, Inc. (Incorporated by reference from Exhibit 10(b) to the Annual Report on Form 10-K for 1989).

                                  PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K - Continued

                   Exhibit No. 13 - Annual Report to security holders, Form 10-Q or Quarterly Report to security holders.

                   a.   1993 Annual Report to Shareholders.

                   Exhibit No. 21 - Other documents or statements to security holders.

                   a. 1994 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1994.

         (b)       Reports on Form 8-K

                   No reports on Form 8-K were filed during the fourth quarter of 1993.

         (c)       Exhibits

                   The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)(3) above.

         (d)       Financial Statement Schedules

                   See Item (a) 1 and 2 above.

                                SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CRI LIQUIDATING REIT, INC.


    January 28, 1994                    /s/William B. Dockser
    -----------------------             -----------------------
    DATE                                William B. Dockser
                                        Chairman of the Board

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    January 28, 1994                        /s/H. William Willoughby
    ---------------------------             -------------------------
    DATE                                    H. William Willoughby
                                            Director, President,
                                              Secretary and Chief
                                              Financial Officer


    January 28, 1994                        /s/Jay R. Cohen
    ---------------------------             -------------------------
    DATE                                    Jay R. Cohen
                                            Executive Vice President
                                              and Treasurer



    ---------------------------             -------------------------
    DATE                                    Garrett G. Carlson
                                            Director

    January 25, 1994                        /s/G. Richard Dunnells
    ---------------------------             -------------------------
    DATE                                    G. Richard Dunnells
                                            Director


    ---------------------------             -------------------------
    DATE                                    Robert F. Tardio
                                            Director

                           CROSS REFERENCE SHEET

         The item numbers and captions in Parts II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

    Item                                               Reference Materials                       Page
    ----                                               -------------------                   ------------
    3.   Legal Proceedings                             1993 Annual Report                          81

    5.   Market for the Registrant's                   1993 Annual Report                    21 through 24
         Common Stock and Related
         Stockholder Matters

    6.   Selected Financial Data                       1993 Annual Report                    21 through 24

    7.   Management's Discussion and                   1993 Annual Report                    25 through 39
         Analysis of Financial
         Condition and Results of
         Operations

    8.   Financial Statements,                         1993 Annual Report                    40 through 47
         including Auditors' Report
         and Supplementary Data

    10.  Directors and Executive                       1994 Notice of Annual
         Officers of the Registrant                    Meeting of Shareholders
                                                       and Proxy Statement

    11.  Executive Compensation                        1993 Annual Report and                57 through 63
                                                       1994 Notice of Annual
                                                       Meeting of Shareholders
                                                       and Proxy Statement

    12.  Security Ownership of                         1994 Notice of Annual
         Certain Beneficial Owners                     Meeting of Shareholders
         and Management                                and Proxy Statement

    13.  Certain Relationships and                     1993 Annual Report and                57 through 63
         Related Transactions                          1994 Notice of Annual
                                                       Meeting of Shareholders
                                                       and Proxy Statement

                                                    CROSS REFERENCE SHEET


    Item                                                    Reference Materials                  Page
    ----                                                    -------------------              ------------
    14.  Exhibits, Financial State-                         1993 Annual Report               40 through 81
         ment Schedules, and Reports
         on Form 8-K

                                                        EXHIBIT INDEX


    Exhibit                                                                                      Page
    -------                                                                                  -------------
    (13) 1993 Annual Report to Shareholders                                                  20 through 88

    (21) 1994 Notice of Annual Meeting of
         Shareholders and Proxy Statement
         to be filed with the Commission
         no later than April 30, 1994

                                                 CRI LIQUIDATING REIT, INC.

                                                ANNUAL REPORT TO SHAREHOLDERS

          21                                     CRI LIQUIDATING REIT, INC.

    Selected Financial Data


                                                           For the years ended December 31,
                                              1993            1992           1991           1990          1989(a)
                                          ------------    ------------   ------------   ------------   ------------
    TAX BASIS ACCOUNTING

    Tax basis income                      $ 35,517,491    $ 36,104,737   $ 42,135,788   $ 42,817,534   $ 41,405,787
                                          ============    ============   ============   ============   ============
    Composition of dividends per
      share for income tax purposes:

      Ordinary income                     $        .81    $        .86   $        .97   $       1.41    $      1.36
      Non-taxable dividend                        1.61            1.21           1.76           1.11            .25
      Long-term capital gains                      .36             .33            .42             --             --
                                          ------------    ------------   ------------   ------------   ------------
                                          $       2.78    $       2.40   $       3.15   $       2.52   $       1.61
                                          ============    ============   ============   ============   ============
    ACCOUNTING UNDER  GENERALLY
      ACCEPTED ACCOUNTING PRINCIPLES

    Mortgage investment income            $ 21,663,403    $ 24,531,636   $ 29,613,222   $ 35,414,176   $ 39,529,148
    Other income                             2,947,933       2,731,623      1,907,279      1,192,917      2,008,555
    Operating expenses                      (2,822,703)     (2,852,565)    (3,242,595)    (3,341,445)    (3,890,162)
    Interest expense                        (2,242,347)       (966,679)            --             --             --
    Non-recurring Merger costs                      --              --             --             --     (7,754,509)
    Loss on investment in
      limited partnership                           --        (731,951)            --             --             --
    Net gains from mortgage
      dispositions                           8,089,840       6,097,102      4,481,534      3,853,503      2,957,598
                                          ------------    ------------   ------------   ------------   ------------
         Net income                       $ 27,636,126    $ 28,809,166   $ 32,759,440   $ 37,119,151   $ 32,850,630
                                          ============    ============   ============   ============   ============
    Net income per weighted
      average share outstanding           $        .91    $        .95   $       1.08   $       1.22   $       1.08
                                          ============    ============   ============   ============   ============

    Dividends per weighted average
      share outstanding                   $       2.78    $       2.40   $       3.15   $       2.52   $       1.61
                                          ============    ============   ============   ============   ============

                                                 CRI LIQUIDATING REIT, INC.

    Selected Financial Data - Continued



                                                           For the years ended December 31,
                                              1993            1992           1991           1990          1989(a)
                                          ------------    ------------   ------------   ------------   ------------
    Composition of dividends per share
      for financial statement purposes:

    Net income                            $        .91    $        .95   $       1.08   $       1.22   $       1.08
    Return of capital                             1.87            1.45           2.07           1.30            .53
                                          ------------    ------------   ------------   ------------   ------------
                                          $       2.78    $       2.40   $       3.15   $       2.52   $       1.61
                                          ============    ============   ============   ============   ============

    Investment in mortgages               $233,514,233    $231,808,424   $251,985,901   $351,781,402   $382,779,740
                                          ============    ============   ============   ============   ============
    Mortgages held for disposition        $  9,581,409    $ 15,463,528   $ 36,094,540   $         --   $         --
                                          ============    ============   ============   ============   ============
    Total assets                          $248,927,134    $254,233,958   $298,940,530   $361,712,226   $401,936,108
                                          ============    ============   ============   ============   ============
    Shareholders' equity                  $248,497,177    $254,065,662   $298,272,916   $361,355,062   $400,638,315
                                          ============    ============   ============   ============   ============

         The selected statements of income data presented above for the years ended December 31, 1993, 1992 and 1991, and the balance sheet data as of December 31, 1993 and 1992, are derived from and are qualified by reference to the Liquidating Company's financial statements which have been included elsewhere in this Annual Report to Shareholders. The statements of income data for the years ended December 31, 1990 and 1989 and the balance sheet data as of December 31, 1991, 1990 and 1989 are derived from audited financial statements not included in this Annual Report to Shareholders. This data should be read in conjunction with the financial statements and the notes thereto.

                                                 CRI LIQUIDATING REIT, INC.

    (a) All financial information for the periods prior to the Merger on November 27, 1989 has been presented in a manner similar to a pooling of interests, which effectively combines the historical results of the CRIIMI Funds. The dividend and net income per share amounts for the year ended December 31, 1989 have been restated based upon the weighted average shares outstanding as if the Merger had been consummated on January 1, 1989.

    Market Data
    -----------
         On November 28, 1989, the Liquidating Company was listed on the New York Stock Exchange (Symbol CFR). Prior to that date, there was no public market for the Liquidating Company's shares. As of December 31, 1993 and 1992, there were 30,422,711 shares held by approximately 10,000 and 9,500 investors, respectively. The following table sets forth the high and low closing sales prices and the dividends per share for the Liquidating Company shares during the periods indicated:

                                             1993
                               ----------------------------------
                                   Sales Price          Dividends
          Quarter Ended          High        Low        per Share
          -------------        --------    -------      ----------

          March 31,            $  10       $ 9 1/8      $   0.62
          June 30,                10 1/4     9              0.97
          September 30,            9 5/8     9              0.21
          December 31,             9 3/8     7 7/8          0.98
                                                        --------
                                                        $   2.78
                                                        ========

                                                 CRI LIQUIDATING REIT, INC.

                                               1992
                               -----------------------------------
                                   Sales Price          Dividends
          Quarter Ended          High        Low        per Share
          -------------        --------    -------      ----------

          March 31,            $  12       $ 10 1/2     $   0.60
          June 30,                11 3/8     10 3/8         0.32
          September 30,           11 1/2     10 3/8         0.31
          December 31,            11          9 1/4         1.17
                                                        --------
                                                        $   2.40
                                                        ========

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      ---------------------------------------------

                                  General

         CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which as of December 31, 1993, owned a portfolio of 63 U.S. government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Mortgage investments in the portfolio are comprised of 61 loans insured pursuant to programs of the U.S. government through the Federal Housing Administration (FHA) (FHA - Insured Loans) and two securities backed by FHA-Insured Loans which have been securitized by private issuers and guaranteed as to timely payment of principal and interest by the Government National Mortgage Association (GNMA and Mortgage-Backed Securities, respectively). As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by March 31, 1997.

         The Liquidating Company was created in November 1989 in connection with the merger (the Merger) of three funds which owned government insured multifamily mortgages (the CRIIMI Funds), all of which were sponsored by C.R.I., Inc. (CRI), a Delaware corporation formed in 1974. At the time of the Merger, the CRIIMI Funds collectively owned 110 government insured multifamily mortgages. The Merger resulted in two new REITs: (i) the Liquidating Company, a finite-life, self-liquidating REIT, and
    (ii) CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.) an infinite-life, growth-oriented REIT. Consistent with the original objectives of the CRIIMI Funds, the Liquidating Company intends to continue to liquidate its assets over time and distribute the proceeds to its shareholders. Dividends to shareholders consist of ordinary income, capital gains and return of capital. Shareholders should expect dividends representing ordinary income and the market price of the shares to decrease as the Liquidating Company liquidates its assets and distributes return of capital over time to its shareholders.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

         In the Merger, the Liquidating Company acquired the assets of the CRIIMI Funds. Investors in the CRIIMI Funds received, at their option, shares of common stock of either the Liquidating Company or CRIIMI MAE. To allow those investors who chose CRIIMI MAE shares to maintain their interest in the original assets of the CRIIMI Funds, CRIIMI MAE received one share of common stock of the Liquidating Company for each share of CRIIMI MAE issued in the Merger to investors in the CRIIMI Funds. As a result, CRIIMI MAE owned approximately 67% of the Liquidating Company's common stock as of December 31, 1992. Following the sale of approximately 3.1 million of its shares of common stock of the Liquidating Company, in November 1993, CRIIMI MAE reduced its ownership percentage to approximately 57%. The Liquidating Company shares have been trading on the New York Stock Exchange under the trading symbol CFR since November 28, 1989.

         The Liquidating Company is governed by a Board of Directors which includes the two shareholders of CRI. The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser and its affiliates (1) manage the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (2) conduct the day-to-day operations of the Liquidating Company. The Adviser and its affiliates receive fees and expense reimbursements in connection with the administration and operation of the Liquidating Company. The Adviser also acts in a similar capacity for CRIIMI MAE.


    The Portfolio
    -------------
         The Liquidating Company's portfolio consists of government insured multifamily mortgages. As of December 31, 1993, the Liquidating Company held a total of 63 government insured multifamily mortgages, 61 of which were FHA-Insured Loans and two of which were GNMA Mortgage-Backed Securities.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

         As of December 31, 1993, the portfolio consisted of government insured multifamily mortgages with face values ranging from approximately $374,000 to $13.6 million with an average balance of approximately $3.8 million. Coupon rates in the portfolio range from 7.0% to 11.18%. Approximately 70% of the government insured multifamily mortgages have a coupon rate of 7.5%, and the entire portfolio has a weighted average coupon rate of approximately 7.65%. Additionally, the portfolio has a weighted average effective interest rate of approximately 10.03%. Maturities in the portfolio range from approximately 19 to 32 years as of December 31, 1993, with a weighted average remaining term based on face value of approximately 27 years.

         The Liquidating Company owns government insured multifamily mortgages on properties which were acquired by the predecessor CRIIMI Funds at a discount to face (Discount Mortgage Investments) on the belief that based on economic, market, legal and other factors, such Discount Mortgage Investments might be sold for cash, converted to condominium housing or otherwise disposed of or refinanced in a manner requiring prepayment or permitting other profitable disposition three to twelve years after acquisition by the predecessor CRIIMI Funds. The Liquidating Company also owns near or at par or premium government insured multifamily mortgages (Near Par or Premium Mortgage Investments) on properties which the Adviser does not expect to incur a significant financial statement loss if disposed of, refinanced or otherwise prepaid prior to maturity. On a tax basis, based on current information, including the current interest rate environment, the disposition of any mortgage investment is expected to result in a gain.

    Government Insurance Programs
    -----------------------------
         The government insured multifamily mortgages in the Liquidating Company's portfolio include: (i) FHA-Insured Loans and
    (ii) GNMA Mortgage-Backed Securities. FHA is part of the United States Department of Housing and Urban Development (HUD), and FHA-Insured Loans are insured pursuant to Title II of the National Housing Act. Should an FHA-Insured Loan default, the mortgagee is typically entitled to approximately 99% of the face value of the mortgage. GNMA, which is also part of HUD, was federally chartered to provide liquidity in the secondary mortgage market.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

    GNMA Mortgage-Backed Securities are guaranteed pursuant to Title III of the National Housing Act. If an issuer of a GNMA Mortgage-Backed Security defaults, GNMA continues to make interest and principal payments until such mortgage is assigned to HUD. In the event of a default of an FHA-Insured Loan underlying a GNMA Mortgage-Backed Security, the issuer or GNMA will make timely payments of principal and interest until such mortgage is assigned to HUD and pay 100% of the GNMA Mortgage-Backed Security's principal balance when such mortgage is assigned to HUD and GNMA receives the insurance proceeds.

    REIT Status
    -----------
         The Liquidating Company has qualified and intends to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. As a REIT, the Liquidating Company does not pay taxes at the corporate level. Qualification for treatment as a REIT requires the Liquidating Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income.

    Business Plan
    -------------
         The Liquidating Company intends to dispose of its existing government insured mortgage investments by March 31, 1997 through an orderly liquidation. Consequently, the Adviser to the Liquidating Company developed a business plan which is intended to effect the orderly liquidation of the portfolio by March 31, 1997, which plan of liquidation was approved by the Liquidating Company's Board of Directors. The business plan assumes that the portfolio will be liquidated through a combination of defaults on or prepayments of (Involuntary Dispositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages. During the term of the business plan, the Liquidating Company expects to generate cash flow from scheduled mortgage payments, Involuntary Dispositions, Voluntary Dispositions and interest earned on short-term investments. For the year ended December 31, 1993, the Liquidating Company experienced a 22% disposition rate based on the December 31, 1992 portfolio balance. In each of the next four calendar years, the business plan assumes a total annual disposition rate of approximately 25% of the portfolio as of

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

    December 31, 1993. This is based on a relatively equal annual disposition of the portfolio over the remainder of the term of the business plan. The Liquidating Company intends to make Voluntary Dispositions, in addition to any Involuntary Dispositions that occur, if necessary to attempt to achieve such 25% rate and to liquidate the portfolio by March 31, 1997 in an orderly manner. Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any insured mortgage will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition. The determination of whether and when to dispose of a particular government insured multifamily mortgage will be made by considering a variety of factors, including, without limitation, the market conditions at that time. As of December 31, 1993, the carrying value of the mortgage investments on a tax basis, including Mortgages Held for Disposition, was approximately $173 million; the par value was approximately $236 million; and the fair market value was approximately $243 million.

    Settlement of Litigation
    ------------------------
         On March 22, 1990, a complaint was filed on behalf of a class comprised of certain former investors of CRI Insured Mortgage Investments III Limited Partnership (CRIIMI III) and CRI Insured Mortgage Investments II, Inc. (CRIIMI II) (the Plaintiffs) in the Circuit Court for Montgomery County, Maryland against the Liquidating Company, CRIIMI MAE, CRI Insured Mortgage Investments Limited Partnership (CRIIMI I) and its general partner, CRIIMI II, CRIIMI III and its general partner, CRI, and Messrs. William B. Dockser, H. William Willoughby and Martin C. Schwartzberg (the Defendants). On November 18, 1993, the Court entered an order granting final approval of a settlement agreement between the Plaintiffs and the Defendants. Under the terms of the settlement, CRIIMI MAE will issue to class members, including certain former investors of CRIIMI I, up to 2,500,000 warrants to purchase shares of its common stock. In addition, the settlement includes a payment of $1,400,000 for settlement administration costs and Plaintiff's attorneys' fees and expenses. Insurance provided $1,150,000 of the $1,400,000 cash payment, with the balance paid by CRIIMI MAE.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

                           Results of Operations

    1993 Versus 1992
    ----------------
         Total income decreased $2.7 million or 9.7% to $24.6 million for 1993 from $27.3 million for 1992. This decrease was due primarily to a reduction in mortgage investment income partially offset by an increase in other investment income, as discussed below.

         Mortgage investment income decreased $2.9 million or 11.7% to $21.7 million for 1993 from $24.5 million for 1992. This decrease was principally the result of a reduction in the mortgage base resulting from the disposition of mortgage investments during 1993 and 1992. It is not anticipated that the nature of income from mortgage investments resulting from fixed payments of principal and interest or the expenses related to the ordinary administration of such mortgage investments will differ materially in future years. However, mortgage dispositions will reduce the recurring mortgage income in future periods.

         Other investment income increased $.8 million or 36.3% to $2.9 million for 1993 from $2.1 million for 1992. This increase was primarily attributable to approximately $133 million in other short-term investments acquired by the Liquidating Company during 1993, all of which were disposed of by December 31, 1993, as compared to approximately $67 million in other short-term investments acquired by the Liquidating Company during 1992, all of which were disposed of by December 31, 1992.

         Total expenses increased $1.3 million or 32.6% to $5.1 million for 1993 from $3.8 million for 1992. This increase was principally due to an increase in interest expense, professional fees and annual fees paid to the Adviser, as discussed below.

         Interest expense increased $1.2 million or 132.0% to $2.2 million for 1993 from $1.0 million for 1992. This increase was due primarily to the financing of a total of approximately $116 million in other short-term investments in February and October 1993 through November 1993 at an interest rate of approximately 3.35%, versus approximately $56 million which was financed in July

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

    and August 1992 through December 1992 at an interest rate of 4.0% and 3.45%, respectively.

         Professional fees increased $.3 million or 97.1% to $.5 million for 1993 from $.2 million for 1992. This increase was primarily attributable to an increase in legal fees incurred in connection with the litigation described above.

         Annual Fees are paid to the Adviser for managing the Liquidating Company portfolio. These fees include a base component equal to a percentage of average invested assets. In addition, fees paid to the Adviser may include a performance based component that is referred to as the deferred component. The deferred component, which is also calculated as a percentage of average invested assets, is computed each quarter but paid (and expensed) only upon meeting certain cumulative performance goals. If these goals are not met, the deferred component accumulates, and may be paid in the future if cumulative goals are met. In addition, certain incentive fees are paid by the Liquidating Company on a current basis if certain performance goals are met.

         Annual Fees increased approximately $20,000 or 1.6% to $1.2 million for 1993 from $1.2 million for 1992. This increase was primarily due to the payment by the Liquidating Company, in 1993, of the deferred component of the annual fee due to specific performance goals being met, which included the payment of the deferred component for the second half of 1992. Partially offsetting the increase in annual fees for 1993 as compared to 1992 was a reduction in the mortgage base which is a component used in determining the annual fees payable by the Liquidating Company. The mortgage base has been decreasing as the Liquidating Company effects its business plan to liquidate by 1997.

         Gains on mortgage dispositions increased $2.0 million or 32.7% to $8.1 million in 1993 from $6.1 million in 1992. The gains or losses on mortgage dispositions are based on the number, carrying amounts, and the proceeds of mortgage investments disposed of during the period. The increase in gains was primarily due to the disposition of ten mortgages during 1993, nine of which resulted in gains. This compared to the disposition of three mortgages during 1992, two of which resulted in gains.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

    Historical Dispositions
    -----------------------

                                                                               Net Gain
                                                                            Recognized for      Net Gain
                                                                               Financial       Recognized

                              Type of Dispositions                             Statement         For Tax
    Year          Assignment(1)          Sale     Prepayment     Total         Purposes        Purposes(3)
    ----          ------------           ----     ----------     -----      --------------    -----------
    1987                1                   1           3            5         $ 4,149,765    $ 4,149,765
    1988                3                  10           1           14          20,567,386     20,567,386
    1989                5                   1           1            7           2,957,598      2,977,188
    1990                6                   0           0            6           3,853,503      8,005,092
    1991                8                  19           0           27           4,481,534     12,706,737
    1992                3                   0           0            3           6,097,102     11,202,237
    1993                2                   5           3           10           8,089,840     14,938,128
                      ---                 ---         ---          ---         -----------    -----------
                       28(2)               36           8           72         $50,196,728    $74,546,533
                      ===                 ===         ===          ===         ===========    ===========

    (1)   The Liquidating Company may elect to receive insurance benefits in the form of cash when a government insured multifamily mortgage defaults.  In this case, 90% of the face value of the mortgage is received by the
          Liquidating Company within approximately 90 days of assignment and 9% of the face value of the mortgage is received upon final processing by HUD which may not occur in the same year as assignment. If the Liquidating
          Company elects to receive insurance benefits in the form of debentures, 99% of the face value of the mortgage is received upon final processing by HUD.  Gains from dispositions are recognized upon receipt of funds or debentures and losses are recognized at the time of assignment.
    (2)   Seven of the 28 assignments were sales of government insured multifamily mortgages then in default and resulted in the CRIIMI Funds or the Liquidating Company receiving face value or near face value.
    (3)   In connection with the Merger, the Liquidating Company recorded its investment in mortgages at the lower of cost or fair value, which resulted in an overall net write down for tax purposes.  For financial statement purposes, carryover basis of accounting was used.  Therefore, since the Merger, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes.  As a REIT, dividends to the
          Liquidating Company's shareholders are based on net gains recognized for tax purposes.


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

         For financial statement purposes, the Liquidating Company accounted for the Merger of the CRIIMI Funds in a manner similar to the pooling-of-interests method as a result of the common control existing over the Liquidating Company, the CRIIMI Funds and CRIIMI MAE. Accordingly, there was no change in the basis assigned to each of the mortgage investments for financial statement purposes. However, for tax purposes, the Merger was treated as a taxable event resulting in a new basis being assigned to the assets. Specifically, the merger of CRIIMI I into the Liquidating Company resulted in a taxable gain, while the merger of CRIIMI II and CRIIMI III into the Liquidating Company resulted in taxable losses. As a result, the tax bases of the CRIIMI I assets were adjusted slightly upward and the tax bases of the CRIIMI II and CRIIMI III assets were adjusted downward. Consequently, there exists a difference in the bases of the mortgage investments for financial statement and tax purposes. Although one of the mortgage dispositions during 1993 resulted in a loss for financial statement purposes, all of the dispositions resulted in a tax basis gain totalling $14.9 million. The mortgage disposition resulting in a loss for financial statement purposes was the result of the prepayment of a Near Par or Premium Mortgage Investment formerly held by CRIIMI III. Generally, the Involuntary Disposition of Near Par or Premium Mortgage Investments will result in a loss, for financial statement purposes, because the carrying value of the mortgage investment, including acquisition costs, is the same as or slightly more than the insured amount of the mortgage investment.

    1992 Versus 1991
    ----------------
         Total income decreased $4.2 million or 13.5% to $27.3 million in 1992 from $31.5 million in 1991 primarily due to a decrease in mortgage investment income attributable to the reduction in the mortgage base resulting from the mortgage dispositions noted above.

         Overall, expenses for 1992 increased from 1991 primarily due to interest expense on the financing of other short-term investments. Interest expense was based on the seller financing of 99% of the purchase price of the other short-term investments purchased in July and August 1992 and disposed of in December

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

    1992. The overall increase in expenses was partially offset by a decrease in annual fees, amortization of deferred costs and mortgage servicing fees due to mortgage dispositions, as well as a decrease in professional fees. The decrease in professional fees for 1992 as compared to 1991 was primarily attributable to increased legal fees in 1991 resulting from the litigation described above.

         Gains from mortgage dispositions of $6.1 million in 1992 increased from $5.2 million in 1991 principally due to the disposition of one mortgage which resulted in the recognition of a gain in 1992 of approximately $6.0 million.

         During 1992, the Liquidating Company determined that one of its investment in limited partnerships was fully impaired and as a result recognized a loss of $.7 million.

    Fair Value of Mortgage Investments
    -----------------------------------
         The following estimated fair values of the Liquidating Company's mortgage investments are presented in accordance with generally accepted accounting principles. These estimated fair values, however, do not represent the liquidation value or the market value of the Liquidating Company.

         As of December 31, 1992, the Liquidating Company's mortgage investments were recorded at amortized cost (excluding Mortgages Held for Disposition which were recorded at the lower of cost or market). In connection with the Liquidating Company's implementation of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of December 31, 1993, the Liquidating Company's Investment in Mortgages, including Mortgages Held for Disposition, are recorded at fair value, as estimated below, as of December 31, 1993. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity as of December 31, 1993.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

         The fair value of the mortgage investments is based on the average of the quoted market prices from three investment banking institutions which trade insured mortgage loans as part of their day-to-day activities.


                                        As of December 31, 1993
                                        Amortized        Fair
                                          Cost           Value
                                      ------------   ------------
    Investment in Mortgages:
      Discount                        $166,913,207   $215,866,436
      Near par or premium               16,983,594     17,647,797
      Mortgages held for disposition     7,849,077      9,581,409
                                      ------------   ------------
                                      $191,745,878
                                                     $243,095,642
                                      ============   ============

                                 Liquidity

         The Liquidating Company closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operations and debt service requirements and to continue to qualify as a REIT. The Liquidating Company's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from the disposition of, mortgage investments held by the Liquidating Company, plus cash receipts from interest on temporary investments and cash received from the Liquidating Company's investment in limited partnerships (Participations), were sufficient for the years 1993, 1992 and 1991 to meet operating, investing, and financing cash requirements. It is anticipated that cash receipts will be sufficient in future years to meet similar cash requirements.
    Cash flow was also sufficient to provide for the payment of dividends to the shareholders. The Liquidating Company's dividend on an annual basis is comprised of substantially all of its ordinary income, capital gains and return of capital. Because the Liquidating Company is a liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the years 1993, 1992 and 1991, total cash dividends were $2.78, $2.40 and $3.15 per share, respectively, of which $1.87, $1.45 and $2.07 per share, respectively, represented return

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

    of capital for financial statement purposes. For tax purposes, the portion representing a non-taxable dividend for 1993, 1992 and 1991 was $1.61, $1.21 and $1.76, respectively. As of December 31, 1993, there were no material commitments for capital expenditures.

         Although the mortgage investments yield a fixed monthly mortgage payment once purchased, the cash dividends paid to shareholders may vary during each year due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow received from the Participations, and (4) changes in the Liquidating Company's operating expenses. Mortgage dispositions may increase the return to shareholders for a period, although neither the timing nor the amount can be predicted.

         Decreases in market interest rates could result in the prepayment of certain mortgage investments. Although decreases in interest rates could increase prepayment levels of mortgages on single-family dwellings, the Liquidating Company's experience with mortgages on multifamily dwellings has been that decreases in interest rates do not necessarily result in increased levels of prepayments primarily due to the fact that most of the Liquidating Company's mortgage investments have coupon rates of approximately 7.5% and also due to lockouts (i.e., prepayment prohibitions), prepayment penalties on existing financing or difficulties in obtaining refinancing. Decreases in occupancy levels, rental rates or value of any property underlying a mortgage investment may result in the mortgagor being unable or unwilling to make required payments on the mortgage and thereby defaulting. Whether by prepayment, sale or assignment, the proceeds of a disposition of a Discount Mortgage Investment are expected to exceed the carrying amount of the mortgage for financial statement purposes, while the proceeds from the disposition of a Near Par or Premium Mortgage Investment may be slightly less than, the same as or slightly more than, the financial statement carrying amount of the mortgage.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

    However, the proceeds of any mortgage disposition, based on current information, including the current interest rate environment, is expected to exceed the carrying amount of the mortgage on a tax basis and, therefore, result in a tax gain.

         Changes in interest rates will affect the proceeds received through Voluntary Dispositions: (i) by increasing the value of the portfolio in the event of decreases in long-term and intermediate-term U.S. Treasury Rates (Treasury Rates) or decreasing the value of the portfolio in the event of increases in Treasury Rates (assuming the interest rate differential between Treasury Rates and the yields on government insured multifamily mortgages remains constant) and (ii) if the Adviser deems appropriate, increasing the pace at which the Liquidating Company liquidates the portfolio in the event of decreases in Treasury Rates or decreasing the pace of such liquidation in the event of increases in Treasury Rates.

    Borrowing Policy
    ----------------

         Subject to customary business considerations, there is no specific limitation on the amount of debt that the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness, except in connection with the maintenance of its REIT status.

    Other Short-Term Investments
    ----------------------------

         On January 28, 1993, October 15, 1993 and October 28, 1993, the Liquidating Company entered into investment and financing agreements with Daiwa Securities America, Inc. (Daiwa). These transactions assisted in maintaining the Liquidating Company's REIT status. Pursuant to the terms of these agreements, the Liquidating Company invested in GNMA mortgage-backed securities or certificates backed by FHA-Insured project loans (collectively, the Securities) with unpaid principal balances of approximately $74.7 million, $40.3 million and $11.9 million, respectively, at purchase prices of 104.615%, 106.41% and 100.8%, respectively, of the face values, which earned interest at per annum pass-through coupon rates of 9.1875%, 13.18% and 8.625%, respectively. In

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

    addition, Daiwa provided financing for approximately 99% and 86% of the purchase price for the transactions which occurred on January 28, 1993 and October 15, 1993, respectively, at an interest rate of approximately 3.35%. The related debt was non-recourse and fully secured with the Securities which were held by Daiwa in the Liquidating Company's name. The Liquidating Company disposed of these Securities and repaid the related debt by the end of 1993. These investments provided a net interest rate spread (after borrowing costs) of approximately 4%, 3.5% and 3.5%, respectively.

    Cash Flow
    ---------

         Net cash provided by operating activities decreased for 1993 compared to 1992 primarily as a result of a decrease in mortgage investment income due to the reduction in the mortgage base and an increase in interest expense on the financing of other short-term investments, partially offset by the other investment income on the respective securities financed. Net cash provided by operating activities decreased in 1992 as compared to 1991 principally due to the decrease in mortgage investment income due to the smaller mortgage base, partially offset by a decrease in interest receivable and other assets. The decrease in interest receivable and other assets is attributable to the receipt of interest accrued on one mortgage which defaulted in the second half of 1991. Although other investment income increased in 1992 as compared to 1991, it was partially offset by interest expense on the financing of other short-term investments.

         Net cash provided by investing activities increased for 1993 as compared to 1992. This increase was principally due to an increase in proceeds from mortgage dispositions from approximately $45 million for 1992 to approximately $56 million for 1993. In addition, cash of approximately $6 million was received during 1993 from the sale of HUD debentures as compared to the receipt of $2 million during 1992 from the redemption of HUD debentures.
    Also contributing to the increase was the receipt of proceeds of approximately $129 million in 1993 from the sale of other short-term investments as compared to approximately $65 million received in 1992, offset by the purchase of other short-term investments of

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
      ---------------------------------------------

    approximately $133 million for 1993 as compared to approximately $67 million for 1992. Net cash provided by investing activities decreased for 1992 as compared to 1991. This decrease was principally due to fewer mortgage dispositions during 1992. Cash of approximately $65 million and approximately $2 million was received during 1992 from the sale of other short-term investments and the redemption of HUD debentures, respectively. However, this was offset by the purchase of other short-term investments in 1992.

         Net cash used in financing activities increased for 1993 compared to 1992 due to an increase in dividends paid to shareholders attributable to an increase in mortgage dispositions in 1993. This increase was offset by the receipt of proceeds from short-term debt of approximately $116 million for 1993 as compared to $56 million for 1992. This debt was repaid during 1993 and 1992, respectively. Net cash used in financing activities decreased for 1992 compared to 1991 due to a reduction in dividends paid to shareholders. This reduction in dividends was attributable to fewer mortgage dispositions in 1992. Also during 1992, the Liquidating Company financed the acquisition of other short-term investments. This debt was repaid in December 1992.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


    To the Shareholders of
      CRI Liquidating REIT, Inc.

         We have audited the accompanying balance sheets of CRI Liquidating REIT, Inc. (the Liquidating Company) as of December 31, 1993 and 1992, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1993, 1992 and 1991. These financial statements are the responsibility of the Liquidating Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Liquidating Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years ended December 31, 1993, 1992, and 1991, in conformity with generally accepted accounting principles.

         As explained in Note 2 to the financial statements, effective December 31, 1993, the Liquidating Company changed its method of accounting for its investment in mortgages.

    Arthur Andersen & Co.


    Washington, D.C.
    January 21, 1994


                                                 CRI LIQUIDATING REIT, INC.

                                                       BALANCE SHEETS

                                                           ASSETS
                                                                            December 31,
                                                                   1993                     1992
                                                               ------------             ------------
    Investment in mortgages, at fair value
      Discount                                                 $215,866,436             $         --
      Near par or premium                                        17,647,797                       --
      Mortgages held for disposition                              9,581,409                       --
                                                               ------------             ------------
          Total                                                 243,095,642                       --
                                                               ------------             ------------
    Investment in mortgages, at amortized cost,
      net of unamortized discount of $49,960,459:
      Discount                                                           --             $191,796,854
      Near par or premium                                                --               17,986,686
      Participating                                                      --               22,024,884
                                                               ------------             ------------
         Total                                                           --              231,808,424

    Mortgages held for disposition,
      at lower of cost or market                                         --               15,463,528

    Investment in limited partnerships                              436,090                  953,868

    Cash and cash equivalents                                     2,907,147                2,557,264

    Receivables and other assets                                  2,175,453                2,789,539

    Deferred costs, principally paid to related parties, net of accumulated amortization of $1,635,320 and $1,803,883,
      respectively                                                  312,802                  661,335
                                                               ------------             ------------
            Total assets                                       $248,927,134             $254,233,958
                                                               ============             ============

                                         The accompanying notes are an integral part
                                               of these financial statements.



                                                 CRI LIQUIDATING REIT, INC.

                                                       BALANCE SHEETS

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            December 31,
                                                                   1993                     1992
                                                               ------------             ------------
    Liabilities:
      Accounts payable and accrued expenses                    $    429,957             $    168,296
                                                               ------------             ------------
    Commitments and contingencies

    Shareholders' equity:
      Common stock                                                  304,227                  304,227
      Net unrealized gains on investment in mortgages            51,349,764                       --
      Additional paid-in capital                                196,843,186              253,761,435
                                                               ------------             ------------
            Total shareholders' equity                          248,497,177              254,065,662
                                                               ------------             ------------
            Total liabilities and
              shareholders' equity                             $248,927,134             $254,233,958
                                                               ============             ============


                                         The accompanying notes are an integral part
                                               of these financial statements.



                                                 CRI LIQUIDATING REIT, INC.

                                                    STATEMENTS OF INCOME

                                                               For the years ended December 31,
                                                              1993           1992           1991
                                                          ------------    -----------    -----------
    Income:
      Mortgage investment income:
        Stated interest                                    $20,363,560    $23,267,100    $28,256,992
        Discount amortization                                1,306,553      1,269,828      1,367,765
        Premium amortization                                    (6,710)        (5,292)       (11,535)
                                                          ------------    -----------    -----------
                                                            21,663,403     24,531,636     29,613,222

      Other investment income                                2,904,328      2,130,771      1,283,403
      Income from investment in limited partnerships            43,605        600,852        623,876
                                                          ------------    -----------    -----------
                                                            24,611,336     27,263,259     31,520,501
                                                          ------------    -----------    -----------
    Expenses:
      Interest expense                                       2,242,347        966,679             --
      Annual fee to related party                            1,234,291      1,214,409      1,532,096
      General and administrative                               657,110        879,106        807,871
      Professional fees                                        488,244        247,775        302,845
      Amortization of deferred costs                           251,203        305,057        353,464
      Mortgage servicing fees                                  191,855        206,218        246,319
                                                          ------------    -----------    -----------
                                                             5,065,050      3,819,244      3,242,595
                                                          ------------    -----------    -----------


                                                 CRI LIQUIDATING REIT, INC.

                                              STATEMENTS OF INCOME - Continued


                                                               For the years ended December 31,
                                                              1993           1992           1991
                                                          ------------    -----------    -----------
    Income before mortgage dispositions and loss
      on investment in limited partnership                  19,546,286     23,444,015     28,277,906

    Mortgage dispositions:
      Gains                                                  8,110,395      6,110,209      5,230,542
      Losses                                                   (20,555)
                                                                              (13,107)      (749,008)

    Loss on investment in limited partnership                       --       (731,951)            --
                                                          ------------    -----------    -----------
    Net income                                            $ 27,636,126    $28,809,166    $32,759,440
                                                          ============    ===========    ===========
    Net income per share                                  $        .91    $       .95    $      1.08
                                                          ============    ===========    ===========
    Weighted average shares outstanding                     30,422,711     30,422,711     30,425,901
                                                          ============    ===========    ===========


                                         The accompanying notes are an integral part
                                               of these financial statements.



                                                         CRI LIQUIDATING REIT, INC.
                                               STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                            For the years ended December 31, 1993, 1992 and 1991
                                                                      Net

                                                                  Unrealized

                                                                   Gains on      Additional                         Total

                                               Common Stock        Investment     Paid-in       Undistributed   Shareholders'
                                         Shares      Par Value   in Mortgages     Capital        Net Income        Equity
                                       ----------   ------------ ------------   ------------    -------------  --------------
    Balance, December 31, 1990         30,425,901   $    304,259   $       --   $361,050,803    $          --   $ 361,355,062

      Net income                               --             --           --             --       32,759,440      32,759,440
      Dividends of $1.08 per share             --             --           --             --      (32,759,440)    (32,759,440)
      Return of capital of $2.07
        per share                              --             --           --    (63,082,146)              --     (63,082,146)
                                       ----------    -----------   ----------   ------------     ------------   -------------
    Balance, December 31, 1991         30,425,901        304,259           --    297,968,657               --     298,272,916

      Net income                               --             --           --             --       28,809,166      28,809,166
      Dividends of $0.95 per share             --             --           --             --      (28,809,166)    (28,809,166)
      Return of capital of $1.45
        per share                              --             --           --    (44,207,254)              --     (44,207,254)
      Adjustment to amounts issued         (3,190)           (32)          --             32               --              --
                                       ----------   ------------   ----------   ------------     ------------   -------------
    Balance, December 31, 1992         30,422,711        304,227           --    253,761,435               --     254,065,662

      Net income                               --             --           --             --       27,636,126      27,636,126
      Dividends of $0.91 per share             --             --           --             --      (27,636,126)    (27,636,126)
      Return of capital of $1.87
        per share                              --             --           --    (56,939,013)              --     (56,939,013)
      Net unrealized gains on
        investment in mortgages                --             --   51,349,764             --               --      51,349,764
      Reimbursement of dividends
        from prior years                       --             --           --         20,764               --          20,764
                                       ----------   ------------  -----------   ------------     ------------   -------------
    Balance, December 31, 1993         30,422,711   $    304,227  $51,349,764   $196,843,186     $         --   $ 248,497,177
                                       ==========   ============  ===========   ============     ============   =============

                                                The accompanying notes are an integral part
                                                       of these financial statements.



                                                 CRI LIQUIDATING REIT, INC.

                                                  STATEMENTS OF CASH FLOWS

                                                                         For the years ended December 31,
                                                                        1993           1992           1991
                                                                    ------------   ------------   ------------
    Cash flows from operating activities:
      Net income                                                    $ 27,636,126   $ 28,809,166   $ 32,759,440
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Amortization of deferred costs                                 251,203        305,057        353,464
          Mortgage discount amortization                              (1,306,553)    (1,269,828)    (1,367,765)
          Mortgage premium amortization                                    6,710          5,292         11,535
          Other short-term investment premium amortization             4,072,781      1,226,457             --
          Gains on mortgage dispositions                              (8,110,395)    (6,110,209)    (5,230,542)
          Losses on mortgage dispositions                                 20,555         13,107        749,008
          Loss on investment in limited partnership                           --        731,951             --
          Other operating activities                                          --        (69,086)        75,120
          Equity earnings from investment in limited partnerships        (43,605)      (600,852)      (623,876)
          Interest received under the equity method of accounting
           but treated as reduction of investment in limited
           partnerships                                                  308,093        972,704        919,755

          Changes in assets and liabilities:
            Decrease (increase) in receivables and other assets          614,086      1,412,097       (129,169)
            Increase (decrease) in accounts payable and accrued
              expenses                                                   261,661       (499,318)       310,450
                                                                     -----------   ------------     ----------
          Net cash provided by operating activities                   23,710,662     24,926,538     27,827,420
                                                                     -----------   ------------     ----------
    Cash flows from investing activities:
      Proceeds from mortgage dispositions                             56,077,712     45,263,903     64,062,317
      Purchase of other short-term investments                      (132,977,702)   (66,751,139)            --
      Proceeds from sale of other short-term investments             128,617,469     65,491,782             --
      Receipt of mortgage and other short-term investment
        principal from scheduled payments                              3,062,993      3,008,210      3,067,138
      Decrease in deferred costs                                          97,330         89,355        248,784
      Annual return from investment in limited partnerships              253,292        253,292        373,310
      Proceeds from sale/redemption of HUD debentures                  6,062,502      2,334,150             --
                                                                     -----------   ------------   ------------
          Net cash provided by investing activities                   61,193,596     49,689,553     67,751,549
                                                                     -----------   ------------   ------------


                                                 CRI LIQUIDATING REIT, INC.

                                            STATEMENTS OF CASH FLOWS - Continued


                                                                         For the years ended December 31,
                                                                        1993           1992           1991
                                                                    ------------   ------------   ------------
    Cash flows from financing activities:
      Dividends and return of capital paid to shareholders           (84,554,375)   (73,016,420)   (95,841,586)
      Proceeds from short-term debt                                  115,631,517     56,150,273             --
      Payment on short-term debt                                    (115,631,517)   (56,150,273)            --
                                                                    ------------   ------------   ------------
          Net cash used in financing activities                      (84,554,375)   (73,016,420)   (95,841,586)
                                                                    ------------   ------------   ------------
    Net increase (decrease) in cash and cash equivalents                 349,883      1,599,671       (262,617)

    Cash and cash equivalents, beginning of year                       2,557,264        957,593      1,220,210
                                                                    ------------   ------------   ------------
    Cash and cash equivalents, end of year                          $  2,907,147   $  2,557,264   $    957,593
                                                                    ============   ============   ============

                                         The accompanying notes are an integral part
                                               of these financial statements.


                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    1.   Organization

         CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which as of December 31, 1993, owned a portfolio of 63 U.S. government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Mortgage investments in the portfolio are comprised of 61 loans insured pursuant to programs of the U.S. government through the Federal Housing Administration (FHA) (FHA - Insured Loans) and two securities backed by FHA-Insured Loans which have been securitized by private issuers and guaranteed as to timely payment of principal and interest by the Government National Mortgage Association (GNMA and Mortgage-Backed Securities, respectively). As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by March 31, 1997.

         The Liquidating Company was created in November 1989 in connection with the merger (the Merger) of three funds which owned government insured multifamily mortgages (the CRIIMI Funds), all of which were sponsored by C.R.I., Inc. (CRI), a Delaware corporation formed in 1974. At the time of the Merger, the CRIIMI Funds collectively owned 110 government insured multifamily mortgages. The Merger resulted in two new REITs: (i) the Liquidating Company, a finite-life, self-liquidating REIT, and
    (ii) CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.) an infinite-life, growth-oriented REIT. Consistent with the original objectives of the CRIIMI Funds, the Liquidating Company intends to continue to liquidate its assets over time and distribute the proceeds to its shareholders. Dividends to shareholders consist of ordinary income, capital gains and return of capital. Shareholders should expect dividends representing ordinary income and the market price of the shares to decrease as the Liquidating Company liquidates its assets and distributes return of capital over time to its shareholders.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    1.   Organization - Continued

         In the Merger, the Liquidating Company acquired the assets of the CRIIMI Funds. Investors in the CRIIMI Funds received, at their option, shares of common stock of either the Liquidating Company or CRIIMI MAE. To allow those investors who chose CRIIMI MAE shares to maintain their interest in the original assets of the CRIIMI Funds, CRIIMI MAE received one share of common stock of the Liquidating Company for each share of CRIIMI MAE issued in the Merger to investors in the CRIIMI Funds. As a result, CRIIMI MAE owned approximately 67% of the Liquidating Company's common stock as of December 31, 1992. Following the sale of approximately 3.1 million of its shares of common stock of the Liquidating Company, in November 1993, CRIIMI MAE reduced its ownership percentage to approximately 57%. The Liquidating Company shares have been trading on the New York Stock Exchange under the trading symbol CFR since November 28, 1989.

         The Liquidating Company is governed by a Board of Directors which includes the two shareholders of CRI. The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser and its affiliates (1) manage the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (2) conduct the day-to-day operations of the Liquidating Company. The Adviser and its affiliates receive fees and expense reimbursements in connection with the administration and operation of the Liquidating Company (see Note 3). The Adviser also acts in a similar capacity for CRIIMI MAE.

         Prior to the Merger, the Liquidating Company did not have any assets or liabilities and did not engage in any activities other than those incident to its formation and the Merger. As a result of the common control existing over the Liquidating Company, the CRIIMI Funds and CRIIMI MAE, the Merger was accounted for at historical cost in a manner similar to the pooling-of-interests method. However, for tax purposes, the Merger was treated as a taxable event resulting in a new basis being assigned to the assets. Specifically, the merger of CRI Insured Mortgage

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    1.   Organization - Continued

    Investment Limited Partnership (CRIIMI I) into the Liquidating Company resulted in a taxable gain, while the merger of CRI Insured Mortgage Investments II, Inc. (CRIIMI II) and CRI Insured Mortgage Investments III Limited Partnership (CRIIMI III) into the Liquidating Company resulted in taxable losses. As a result, the tax bases of the CRIIMI I assets were adjusted slightly upward and the tax bases of the CRIIMI II and CRIIMI III assets were adjusted downward.

         The Liquidating Company intends to dispose of its existing government insured mortgage investments by March 31, 1997 through an orderly liquidation. Consequently, the Adviser to the Liquidating Company developed a business plan which is intended to effect the orderly liquidation of the portfolio by March 31, 1997, which plan of liquidation was approved by the Liquidating Company's Board of Directors. The business plan assumes that the portfolio will be liquidated through a combination of defaults on or prepayments of (Involuntary Dispositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages. During the term of the business plan, the Liquidating Company expects to generate cash flow from scheduled mortgage payments, Involuntary Dispositions, Voluntary Dispositions and interest earned on short-term investments. For the year ended December 31, 1993, the Liquidating Company has experienced a 22% disposition rate based on the December 31, 1992 portfolio balance. In each of the next four calendar years, the business plan assumes a total annual disposition rate of approximately 25% of the portfolio as of December 31, 1993. This is based on a relatively equal annual disposition of the portfolio over the remainder of the term of the business plan. The Liquidating Company intends to make Voluntary Dispositions, in addition to any Involuntary Dispositions that occur, if necessary to attempt to achieve such 25% rate and to liquidate the portfolio by March 31, 1997 in an orderly manner. Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition. The determination of whether and when to dispose of a particular

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    1.   Organization - Continued

    government insured multifamily mortgage will be made by considering a variety of factors, including, without limitation, the market conditions at that time. As of December 31, 1993, the carrying value of the mortgage investments on a tax basis, including Mortgages Held for Disposition, was approximately $173 million; the par value was approximately $236 million; and the fair market value was approximately $243 million.

         The Liquidating Company has qualified and intends to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the Code). As a REIT, the Liquidating Company does not pay taxes at the corporate level. Qualification for treatment as a REIT requires the Liquidating Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income.

    2.   Summary of Significant Accounting Policies

         Method of accounting
         --------------------
              The financial statements of the Liquidating Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Reclassifications
         -----------------
              Certain amounts in the balance sheet as of December 31, 1992 has been reclassified to conform with the 1993 presentation.

         Cash and cash equivalents
         -------------------------
              Cash and cash equivalents consist of money market funds, time and demand deposits, commercial paper and repurchase agreements with original maturities of three months or less.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    2.   Summary of Significant Accounting Policies - Continued

         Statements of cash flows
         ------------------------
              Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect investing and financing activities that affect recognized assets and liabilities but do not result in cash receipts or cash payments. Such activity consisted of the following:

              o In July 1991, the Liquidating Company received $2,334,150 in 12 3/4% United States Department of Housing and Urban Development (HUD) Debentures as proceeds from the disposition of the mortgage investment in Oak Hill Road Apartments. The proceeds from the redemption of the HUD Debentures, including interest, were received in January 1992.

              Cash payments made for interest during 1993 and 1992 totalled $2,242,347 and $966,679, respectively. There were no cash payments made for interest during 1991.

         Investment in Mortgages
         -----------------------

              In May 1993, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold:
         Held to Maturity, Available for Sale, and Trading.
         Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. This statement, though not required to be adopted until 1994 for the Liquidating Company, has been adopted as of December 31, 1993.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    2.   Summary of Significant Accounting Policies - Continued

              The Liquidating Company intends to liquidate its portfolio by March 31, 1997. In order to achieve this objective, the Liquidating Company will sell certain of its mortgage investments in addition to mortgages assigned to HUD. Consequently, the Adviser believes that the securities held by the Liquidating Company fall into the Available for Sale category. As such, as of December 31, 1993, all mortgage investments are recorded at fair value with the net unrealized gains on its investment in mortgages reported as a separate component of shareholders' equity. Subsequent increases or decreases in the fair value of Available for Sale securities shall be included as a separate component of equity. Realized gains and losses for securities classified as Available for Sale will continue to be reported in earnings, as discussed below. Prior to December 31, 1993, the Liquidating Company accounted for its investment in mortgages at amortized cost.

              The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage.

              Mortgage investment income is comprised of amortization of the discount plus the stated mortgage interest payments received or accrued less amortization of the premium.

              The Liquidating Company's investment in mortgages is comprised of Federally Insured Mortgages (as defined below) and Mortgage-Backed Securities guaranteed by GNMA. Payment of principal and interest on Federally Insured Mortgages is insured by HUD. Payment of principal and interest on Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    2.   Summary of Significant Accounting Policies - Continued

              At any point in time, the Liquidating Company may be aware of certain mortgages which have been assigned to HUD or for which the servicer has received proceeds from a prepayment. In addition, at certain times the Liquidating Company may have entered into a contract to sell certain mortgages. In these cases, the Liquidating Company will classify these mortgages as Mortgages Held for Disposition.

              Gains from dispositions of mortgages are recognized upon the receipt of funds or HUD debentures.

              Losses on dispositions of mortgages are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss.

         Investment in limited partnerships
         ----------------------------------
              The investment in limited partnerships (Participations), which do not carry any GNMA or HUD guarantees, are accounted for under the equity method. Under this method, the Liquidating Company's investment in the Participations is adjusted for the Liquidating Company's share of net earnings or losses and reduced by distributions from the limited partnerships. In addition, mortgage investment income from the mortgages of such limited partnerships, which were sold during 1993, has been reduced and income from the investment in limited partnerships has been increased to the extent the underlying interest expense is included in the Liquidating Company's share of net earnings or losses from the Participations. When received by the Liquidating Company, these interest amounts, as with distributions, reduce the investment in the Participations.

         Deferred costs
         --------------
              Included in deferred costs are mortgage selection fees, which were paid to the former general partners or adviser to the CRIIMI Funds. These deferred costs are being amortized using the effective interest method on a specific mortgage

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    2.   Summary of Significant Accounting Policies - Continued

         basis from the date of the acquisition of the related mortgage to the expected dissolution date of the Liquidating Company (see Note 1). Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage investment balance in order to measure the gain or loss on the disposition.

              Also included in deferred costs are organizational costs which were incurred in connection with the organization of the Liquidating Company and which are amortized using the straight-line method over 60 months beginning as of the Merger consummation date of November 27, 1989. The Liquidating Company's costs incurred in connection with the Merger were expensed upon the consummation of the Merger (see
         Note 1).

         Borrowing Policy
         ----------------
              The Liquidating Company's Articles of Incorporation do not limit the amount or percentage of indebtedness which the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness, except in connection with the maintenance of its REIT status. During 1993 and 1992, the Liquidating Company entered into transactions in which it incurred debt in connection with the purchase of government guaranteed mortgage-backed securities and government insured certificates backed by project loans. This debt was nonrecourse and fully secured with the purchased government guaranteed mortgage-backed securities and government insured certificates backed by project loans. As of December 31, 1993 and 1992, the Liquidating Company disposed of these government guaranteed mortgage-backed securities and government insured certificates backed by project loans, and repaid the related debt.

              Interest expense is based on the seller financing of a portion of the purchase price of the other short-term investments in government guaranteed mortgage-backed

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    2.   Summary of Significant Accounting Policies - Continued

         securities and government insured certificates backed by project loans (see Note 7).

         Income taxes
         ------------
              The Liquidating Company has qualified and intends to continue to qualify as a REIT as defined in the Code and, as such, will not be taxed on that portion of its taxable income which is distributed to shareholders provided that at least 95% of such taxable income is distributed. The Liquidating Company intends to distribute substantially all of its taxable income and, accordingly, no provision for income taxes has been made in the accompanying financial statements. The Liquidating Company, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

         Per share amounts
         -----------------
              Net income, dividends and return of capital per share amounts for 1993, 1992 and 1991 represent net income, dividends and return of capital, respectively, divided by the weighted average equivalent shares outstanding during each year. The per share amounts are based on the weighted average shares outstanding, including shares held for issuance pending presentation of units in the CRIIMI Funds.

         Common stock
         ------------
              The Liquidating Company has authorized 30,425,901 shares of $.01 par value common stock and issued 30,422,711 shares and 30,421,134 shares as of December 31, 1993 and 1992, respectively. All shares issued are outstanding. The remaining 1,577 shares, as of December 31, 1992, were held for issuance pending presentation of predecessor units and were considered outstanding.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    3.   Transactions with Related Parties

         Below is a summary of the amounts paid or accrued to related parties during the years 1993, 1992 and 1991. These items are described further in the text which follows.


                                                 For the years ended December 31,
                                           1993                1992                1991
                                       -----------         -----------         -----------
         Adviser:
         -------
         Annual fee                    $ 1,234,291(c)      $ 1,214,409         $ 1,532,096
         Incentive fee (a)                 256,290                  --             517,399
                                       -----------         -----------         -----------
              Total                    $ 1,490,581         $ 1,214,409         $ 2,049,495
                                       ===========         ===========         ===========

         CRI:
         ---
         Expense reimbursement (b)     $   254,039         $   244,457         $   279,951
                                       ===========         ===========         ===========

         (a)  Included as a component of gains from mortgage dispositions on the accompanying statements of income.
         (b)  Included as general and administrative expenses on the accompanying statements of income.
         (c)  As a result of reaching the Carryover CRIIMI I Target Yield (as defined below) during the first and fourth quarters of 1993, the Liquidating Company paid deferred annual fees during these quarters (including
              $86,395 of deferred annual fees from the third and fourth quarters of 1992).


                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS




    3.   Transactions with Related Parties - Continued

         The Liquidating Company has entered into an agreement with the Adviser (see Note 1) (the Advisory Agreement) under which the Adviser is obligated to evaluate and negotiate voluntary mortgage dispositions, provide administrative services for the Liquidating Company and conduct the Liquidating Company's day-to-day affairs.

         The Advisory Agreement is for a term through November 27, 1995. The Advisory Agreement, absent a notice of termination or non-renewal, will be automatically renewed for successive three-year terms. The Advisory Agreement may be terminated solely for cause, as defined in the Advisory Agreement, by the Liquidating Company or the Adviser. Notice of non-renewal must be given at least 180 days prior to the expiration date of the Advisory Agreement. If the Liquidating Company terminates the Advisory Agreement other than for cause, or the Adviser terminates the Advisory Agreement for cause, in addition to compensation otherwise due, the Liquidating Company will be required to pay the Adviser a fee equal to the Annual Fee (as described below) payable for the previous fiscal year. If the Advisory Agreement is not renewed, no termination fee will be payable.

         Under the Advisory Agreement, the Adviser receives compensation from the Liquidating Company as follows:

         o An Annual Fee for managing the Liquidating Company's portfolio of mortgages. The Annual Fee is calculated separately for each of the remaining mortgage pools from the former CRIIMI Funds. With respect to CRIIMI I, the Annual Fee will equal 0.75% of Average Invested Assets invested in mortgage investments transferred by CRIIMI I in the Merger, one-third of which will be deferred and paid on a cumulative basis only during such quarters as the Carryover CRIIMI I Target Yield, as discussed below, is achieved on a cumulative basis. Any such deferred

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS




    3.   Transactions with Related Parties - Continued

              amounts will be paid only out of proceeds of mortgage dispositions attributable to CRIIMI I mortgage investments representing market discount.

              With respect to CRIIMI II, the Annual Fee will equal 0.75% of Average Invested Assets invested in existing mortgage investments transferred by CRIIMI II in the Merger, one-fourth of which will be deferred and paid on a cumulative basis only during such quarters as the Carryover CRIIMI II Target Yield, as discussed below, is achieved on a cumulative basis. Any such deferred amounts will be paid only out of operating income attributable to CRIIMI II mortgage investments.

              With respect to CRIIMI III, the Annual Fee will equal 0.25% of Average Invested Assets invested in mortgage investments transferred by CRIIMI III in the Merger. After December 31, 1993, this fee will be reduced to 0.125% for any quarter that the Carryover CRIIMI III Cumulative Annual Fee Yield, as discussed below, is not achieved.

              The Carryover CRIIMI I Target Yield will be achieved during any quarter that the former CRIIMI I mortgage investments transferred in the Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 13.33% per annum based on financial statement income. The Carryover CRIIMI II Target Yield will be achieved during any quarter that the former CRIIMI II mortgage investments transferred in the Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 11.66% per annum based on financial statement income. The Carryover CRIIMI III Cumulative Annual Fee Yield will be achieved during any quarter, commencing after

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS




    3.   Transactions with Related Parties - Continued

              December 31, 1993, that the former CRIIMI III mortgage investments transferred in the Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 10.89% per annum based on financial statement income.

              Detail of the Annual Fees paid for the years 1993, 1992 and 1991 is as follows:

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS




    3.   Transactions with Related Parties - Continued



                                                    For the year ended December 31, 1993

                   Cumulative        Actual
                                                        Annual Fees Paid
                 Target/Annual     Cumulative       Annual       Deferred                                     Cumulative
                     Yield           Yield        Component      Component        Total         Deferred       Deferred
                 -------------     ----------    -----------    -----------    -----------     ----------    -----------
    CRIIMI I         13.33%          13.33%      $   314,595    $   243,692    $   558,287     $       --    $        --
    CRIIMI II        11.66%          10.05%          484,147             --        484,147        162,390      1,873,520
    CRIIMI III       10.89%           8.05%
                                                     191,857             --
                                                                                   191,857             --             --
                                                 -----------    -----------    -----------     ----------    -----------
         Totals                                  $   990,599    $   243,692    $ 1,234,291     $  162,390    $ 1,873,520
                                                 ===========    ===========    ===========     ==========    ===========


                                                    For the year ended December 31, 1992

                  Cumulative         Actual
                                                       Annual Fees Paid
                 Target/Annual     Cumulative       Annual       Deferred                                     Cumulative
                     Yield           Yield        Component      Component         Total        Deferred       Deferred
                 -------------     ----------    -----------    -----------    -----------     ----------    -----------
    CRIIMI I         13.33%          13.24%      $   344,090    $    85,650    $   429,740     $   86,395    $    86,395
    CRIIMI II        11.66%           9.92%          540,204             --        540,204        180,068      1,711,130
    CRIIMI III       10.89%           8.07%          244,465             --        244,465             --             --
                                                 -----------    -----------    -----------     ----------    -----------
         Totals                                  $ 1,128,759    $    85,650    $ 1,214,409     $  266,463    $ 1,797,525
                                                 ===========    ===========    ===========     ==========    ===========


                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS




    3.   Transactions with Related Parties - Continued


                                                    For the year ended December 31, 1991

                    Cumulative       Actual
                                                       Annual Fees Paid
                 Target/Annual     Cumulative       Annual        Deferred                                    Cumulative
                     Yield           Yield        Component      Component        Total         Deferred       Deferred
                 -------------     ----------    -----------    -----------    -----------     ----------    -----------
    CRIIMI I         13.33%          13.53%      $   362,235    $   181,118    $   543,353     $       --    $        --
    CRIIMI II        11.66%           9.49%          690,925             --        690,925        230,308      1,531,062
    CRIIMI III       10.89%           8.13%          297,818             --        297,818             --             --
                                                 -----------    -----------    -----------     ----------    -----------
         Totals                                  $ 1,350,978    $   181,118    $ 1,532,096     $  230,308    $ 1,531,062
                                                 ===========    ===========    ===========     ==========    ===========


         o The Adviser is also entitled to certain Incentive Fees (the Incentive Fee) in connection with the disposition of certain mortgage investments. Like the Annual Fee, the Incentive Fees are calculated separately with respect to mortgage investments transferred in the Merger by CRIIMI I and CRIIMI II. No Incentive Fees are payable with respect to mortgage investments transferred by CRIIMI III.

              During any quarter in which either the Carryover CRIIMI I or CRIIMI II Target Yields have been achieved on a cumulative basis and the Adviser has been paid any deferred amounts of the Annual Fee, the Incentive Fee will equal approximately 9.08% of net disposition proceeds representing the financial statement gain on the related CRIIMI I or CRIIMI II mortgage investments disposed of. After the Carryover CRIIMI I Adjusted Contribution or the Carryover CRIIMI II Adjusted Share Capital has been reduced to zero, the Incentive Fee will increase to approximately 9.08% of the net disposition

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS




    3.   Transactions with Related Parties - Continued

              proceeds from the disposition of CRIIMI I or CRIIMI II mortgage investments, each determined separately.

              The Carryover CRIIMI I Adjusted Contribution and the Carryover CRIIMI II Adjusted Share Capital equal the aggregate Adjusted Contribution of CRIIMI I investors (initial investment of investors reduced by all amounts distributed to them representing distributions of principal on their original mortgage investments other than distributions of proceeds of mortgage dispositions representing market discount that have been applied to the Target Yield) and the aggregate Share Capital of CRIIMI II investors (initial investment of investors reduced by all amounts distributed to them representing distributions of principal on their original mortgage investments other than distributions of proceeds of mortgage dispositions representing market discount that have been applied to the Target Yield), respectively, as of November 27, 1989, the consummation date of the Merger. Subsequent to November 27, 1989, the Carryover CRIIMI I Adjusted Contribution and the Carryover CRIIMI II Adjusted Share Capital are reduced by all amounts of principal received from their respective former mortgage investments, whether as part of regular mortgage payments or as proceeds of mortgage dispositions, except for proceeds of mortgage dispositions representing market discount that have been applied to the respective Target Yield.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    4.   Fair Value of Financial Instruments

              The following estimated fair values of the Liquidating Company's financial instruments are presented in accordance with generally accepted accounting principles. These estimated fair values, however, do not represent the liquidation value or the market value of the Liquidating Company.

              As of December 31, 1992, the Liquidating Company's mortgage investments were recorded at amortized cost (excluding Mortgages Held for Disposition which were recorded at the lower of cost or market as discussed in Note 6). In connection with the Liquidating Company's implementation of SFAS 115 as of December 31, 1993 (see Note 2), the Liquidating Company's Investment in Mortgages, including Mortgages Held for Disposition (see Note 6) are recorded at fair value, as estimated below, as of December 31, 1993. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investment and is reported as a separate component of shareholders' equity as of December 31, 1993.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS

    4.   Fair Value of Financial Instruments - Continued




                                                    As of December 31, 1993
                                                                                            As of December 31, 1992
                                                  Amortized             Fair              Amortized             Fair
                                                    Cost                Value               Cost                Value
                                                ------------        ------------        -----------          -----------
             Investment in Mortgages:
               Discount                         $166,913,207        $215,866,436       $191,796,854         $235,939,861
               Near-par or premium                16,983,594          17,647,797         17,986,686           18,640,097
               Participating                              --                  --         22,024,884           22,817,941
                                                ------------        ------------       ------------         ------------
                                                 183,896,801         233,514,233        231,808,424          277,397,899
                                                ------------        ------------       ------------         ------------
             Mortgages held for disposition        7,849,077           9,581,409         15,463,528           17,948,147

             Cash and cash equivalents             2,907,147           2,907,147          2,557,264            2,557,264

             Accrued interest receivable           1,946,369           1,946,369          2,534,114            2,534,114


         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Investment in mortgages and mortgages held for disposition
         ----------------------------------------------------------
              The fair value of the mortgage investments and mortgages held for disposition is based on the average of the quoted market prices from three investment banking institutions which trade insured mortgage loans as part of their day-to-day activities.

         Cash and cash equivalents and accrued interest receivable
         ---------------------------------------------------------
              The carrying amount approximates fair value because of the short maturity of these instruments.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    5.   Investment in Mortgages

              As of December 31, 1993, the Liquidating Company owned 63 mortgages. These mortgage investments have a weighted average coupon rate of approximately 7.65%, a weighted average effective interest rate of approximately 10.03%, and a weighted average remaining term based on face value of approximately 27 years. Based on the carrying value as of December 31, 1993, approximately 92% of the 63 mortgage investments were purchased at a discount (Discount Mortgage Investments) and 8% were purchased near or at par or for a premium (Near Par or Premium Mortgage Investments). A discussion of these types of mortgages is as follows:

         Federally Insured Mortgages
         ---------------------------
              The Liquidating Company owns Federally Insured Mortgages on properties which were acquired by the predecessor CRIIMI Funds at a discount to face on the belief that based on economic, market, legal and other factors, such Discount Mortgage Investments might be sold for cash, converted to condominium housing or otherwise disposed of or refinanced in a manner requiring prepayment or permitting other profitable disposition three to twelve years after acquisition by the predecessor CRIIMI Funds. The Liquidating Company also owns near or at par or premium Federally Insured Mortgages on properties which the Adviser does not expect to incur a significant financial statement loss if disposed of, refinanced or otherwise prepaid prior to maturity. On a tax basis, based on current information, including the current interest rate environment, the disposition of any mortgage investment is expected to result in a gain.

         Mortgage-Backed Securities
         --------------------------
              The Liquidating Company also owns Mortgage-Backed Securities issued by private entities for which the monthly principal and interest payments of the underlying mortgages are guaranteed by GNMA (GNMA Mortgage-Backed Securities) or which are backed by Federally Insured Mortgages. In the

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS

    5.   Investment in Mortgages - Continued

         original selection of Mortgage-Backed Securities, the properties underlying such securities were evaluated utilizing criteria similar to those employed in selecting the Liquidating Company's Federally Insured Mortgages.

         Participating Mortgages
         -----------------------
              As of December 31, 1992, the Liquidating Company also owned three Participating Mortgage Investments. Each Participating Mortgage Investment consisted of two components: 85% of the original investment amount was a Mortgage-Backed Security; and 15% of the original investment amount was an uninsured equity contribution to the limited partnership which owns the underlying property. The equity contributions represent a purchase of 50 percent ownership interests in the three limited partnerships and entitle the Liquidating Company to participate in 50 percent of the net available cash flow from operations and/or a portion of the residual value, if any, of the property underlying the GNMA Mortgage-Backed Security. In addition, the Liquidating Company is entitled to an annual return on its Participations. During 1993, the Liquidating Company sold the mortgage investment components of each of its Participating Mortgage Investments but retained the Participation components for all three Participating Mortgage Investments.

         General
         -------

              The safekeeping and servicing of the mortgage investments (excluding the Participations) is performed by various trustees and servicers under the terms of the Servicing Agreements.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS

    5.   Investment in Mortgages - Continued

              Descriptions of the mortgage investments owned by the Liquidating Company which exceed approximately 3% of the aggregate carrying value of the total mortgage investments as of December 31, 1993, summarized information regarding other mortgage investments and mortgage investment income earned in 1993, 1992 and 1991, including interest earned on the disposed mortgage investments, are as follows:

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS

    5.   Investment in Mortgages - Continued


                                                                 Mortgage       Mortgage       Mortgage
                                       Carrying                 Investment     Investment     Investment
                           Face         Value of    Effective     Income         Income         Income            Final
                         Amount of     Mortgages    Interest      Earned         Earned         Earned          Maturity
    Complex Name        Mortgages(B)  (A),(C),(D)     Rate        in 1993        in 1992        in 1991           Date
    ------------      -------------  -------------  ---------  ------------   ------------   ------------   ---------------
    Federally Insured
     Mortgages (FHA)
    -----------------
    Discount
    --------
    Cloverset Valley
      Apts.             $ 9,944,418    $10,417,993      11.28%  $   810,494   $    813,643   $    816,458   April 2023
    Cinnamon Run I       10,536,917     11,039,018      11.18%      859,709        863,296        866,505   November 2022
    Villa de Mission      7,611,408      7,975,094      11.12%      626,418        629,627        632,500   March 2021
    Windemere House       8,006,546      8,387,744      10.99%      649,885        652,526        654,893   June 2023
    1120 North LaSalle   13,643,931     13,832,024       9.78%    1,091,728      1,097,990      1,103,672   February 2022
    Firethorn I           6,861,215      7,187,767      12.28%      563,026        564,683        566,149   September 2023
    Windrush Apts.        6,751,322      7,072,758      12.29%      554,892        556,573        558,060   June 2023


    Other
     (46 mortgages)     146,362,536    149,954,038       8.35%   11,819,151     11,908,377     12,002,467   August 2012 -
                                                        12.48%                                              March 2025
    Near Par or Premium
    -------------------
    Other
     (6 mortgages)       12,044,486     12,806,520       9.22%    1,179,560      1,187,778      1,195,239   December 2022 -
                                                        10.79%                                              June 2025





                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS

    5.   Investment in Mortgages - Continued


                                                                 Mortgage       Mortgage       Mortgage
                                        Carrying                Investment     Investment     Investment
                           Face        Value of     Effective     Income         Income         Income            Final
                         Amount of     Mortgages    Interest      Earned         Earned         Earned          Maturity
    Complex Name        Mortgages(B)  (A),(C),(D)     Rate        in 1993        in 1992        in 1991           Date
    ------------      -------------  -------------  ---------  ------------   ------------   ------------   ---------------
    Mortgage-Backed
     Securities (GNMA)
     Near Par or Premium
    --------------------
    Other
     (2 mortgages)        4,690,126      4,841,277      10.14%-     459,925        462,392        464,621   May 2022 -
                       ------------    -----------      10.16% ------------   ------------   ------------   September 2022
    Subtotals           226,452,905    233,514,233               18,614,788     18,736,885     18,860,564

    Less Liquidating Company's
      share of mortgage interest
      relating to investment in
      limited partnerships
      accounted for under the
      equity method (see Note 2)                                  (308,093)      (972,704)      (919,755)

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS

    5.   Investment in Mortgages - Continued

                                                                                Mortgage      Mortgage      Mortgage
                                                       Carrying                Investment    Investment    Investment
                                         Face           Value of    Effective    Income        Income        Income
                                       Amount of       Mortgages    Interest     Earned        Earned        Earned
    Complex Name
                                      Mortgages(B)    (A),(C),(D)     Rate       in 1993       in 1992       in 1991
    ------------
                                    -------------    -------------  --------- ------------  ------------  ------------
    Mortgage Dispositions:
        1986                                   --               --   12.31%-            --            --            --
                                                                     13.23%
        1987                                   --               --   10.93%-            --            --            --
                                                                     11.48%
        1988                                   --               --    9.53%-            --            --            --
                                                                     13.23%
        1989                                   --               --    9.51%-            --            --            --
                                                                     12.33%
        1990                                   --               --    9.39%-            --            --            --
                                                                     12.32%
        1991                                   --               --    9.42%-            --            --     2,038,264
                                                                     12.84%
        1992
                                               --               --    9.48%-            --       916,225     3,736,266
                                                                     12.04%
        1993                                   --               --    8.44%-     2,625,933     5,116,300     5,159,165
                                                                     11.79%
    Mortgages Held for Disposition:
        1993*                                  --               --    8.44%-       730,775       734,930       738,718
                                                                     11.47%

                                    -------------    -------------            ------------  ------------  ------------





                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS

    5.   Investment in Mortgages - Continued

                                                                                  Mortgage      Mortgage      Mortgage
                                                         Carrying                Investment    Investment    Investment
                                           Face           Value of    Effective    Income        Income        Income
                                         Amount of       Mortgages    Interest     Earned        Earned        Earned
    Complex Name
                                        Mortgages(B)    (A),(C),(D)     Rate       in 1993       in 1992       in 1991
    ------------
                                      -------------    -------------  --------- ------------  ------------  ------------

    Investment in Mortgages
                                       $226,452,905      $233,514,233             $21,663,403   $24,531,636  $29,613,222

                                       ============      ============             ===========   ===========  ===========
    Investment in Limited
      Partnerships
                                       $         --      $    436,090             $    43,605   $   600,852  $   623,876

                                       ============      ============             ===========   ===========  ===========


    *  For additional information regarding Mortgages Held for Disposition, see Note 6 of the notes to financial statements.


                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS

    5.   Investment in Mortgages - Continued

    (A) All mortgages are collateralized by first liens on residential apartment or townhouse complexes which have diverse geographic locations and are Federally Insured Mortgages or Mortgage-Backed Securities issued or sold pursuant to a program of GNMA. Payment of principal and interest on Federally Insured Mortgages is insured by HUD. Payment of the principal and interest on Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act. The investment in limited partnerships is not federally insured or guaranteed.

    (B) Principal and interest are payable at level amounts over the life of the mortgage investment. Total annual debt service payable to the Liquidating Company (excluding principal and interest on the mortgages held for disposition, but including the annual return on one Participation) for the mortgage investments held as of December 31, 1993, is approximately $20.3 million.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS

    5.   Investment in Mortgages - Continued

    (C) Reconciliations of the carrying amount of the mortgage investments for the years ended December 31, 1993 and 1992 follow:


                                                       For the year ended
                                                                                               For the year ended

                                                       December 31, 1993
                                                                                               December 31, 1992

                                               ---------------------------------
                                                                                      ----------------------------------
    Balance at beginning of year                                    $231,808,424                            $251,985,901
    Additions during year:
      Amortization of discount                                         1,306,553                               1,269,828
      Net unrealized gains on investment
        in mortgages                                                  51,349,764                                      --

    Deductions during year:
      Principal payments                       $  2,744,035                            $  2,906,224
      Mortgage dispositions:
        Mortgages                                54,050,374                              39,166,801
        Mortgages previously classified as
          held for disposition                  (15,432,020)                            (36,063,032)
        Mortgages reclassified to held
          for disposition                         9,581,409                              15,432,020
        Amortization of premium                       6,710           50,950,508              5,292           21,447,305
                                               ------------         ------------        -----------         ------------
    Balance at end of year                                          $233,514,233                            $231,808,424
                                                                    ============                            ============


    (D) Principal Amount of Loans Subject to Delinquent Principal or Interest is not presented since all required payments with respect to these Federally Insured Mortgages or Mortgage-Backed Securities are current and none of these mortgages are delinquent as of December 31, 1993, except for the mortgages classified as Mortgages Held for Disposition as discussed below in Note 6.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS

    5.   Investment in Mortgages - Continued

    Historical Dispositions
    -----------------------

                                                                               Net Gain
                                                                            Recognized for      Net Gain
                                                                               Financial       Recognized

                              Type of Dispositions                             Statement         For Tax
    Year          Assignment(1)          Sale     Prepayment     Total         Purposes        Purposes(3)
    ----          ------------           ----     ----------     -----      --------------    -----------
    1987                1                   1           3            5         $ 4,149,765    $ 4,149,765
    1988                3                  10           1           14          20,567,386     20,567,386
    1989                5                   1           1            7           2,957,598      2,977,188
    1990                6                   0           0            6           3,853,503      8,005,092
    1991                8                  19           0           27           4,481,534     12,706,737
    1992                3                   0           0            3           6,097,102     11,202,237
    1993                2                   5           3           10           8,089,840     14,938,128
                      ---                 ---         ---          ---         -----------    -----------
                       28(2)               36           8           72         $50,196,728    $74,546,533
                      ===                 ===         ===          ===         ===========    ===========

    (1)   The Liquidating Company may elect to receive insurance benefits in the form of cash when a government insured multifamily mortgage defaults.  In this case, 90% of the face value of the mortgage is received by the
          Liquidating Company within approximately 90 days of assignment and 9% of the face value of the mortgage is received upon final processing by HUD which may not occur in the same year as assignment. If the Liquidating
          Company elects to receive insurance benefits in the form of debentures, 99% of the face value of the mortgage is received upon final processing by HUD.  Gains from dispositions are recognized upon receipt of funds or debentures and losses are recognized at the time of assignment.
    (2)   Seven of the 28 assignments were sales of government insured multifamily mortgages then in default and resulted in the CRIIMI Funds or the Liquidating Company receiving face value or near face value.
    (3)   In connection with the Merger, the Liquidating Company recorded its investment in mortgages at the lower of cost or fair value, which resulted in an overall net write down for tax purposes.  For financial statement purposes, carryover basis of accounting was used.  Therefore, since the Merger, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes.  As a REIT, dividends to the
          Liquidating Company's shareholders are based on net gains recognized for tax purposes.



                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    6.   Mortgages Held for Disposition

         As of December 31, 1993 and 1992, the following mortgages were classified as Mortgages Held for Disposition:

                                                                                   Anticipated
                                      Anticipated                                   Financial     Anticipated
                                        Date of        Type of       Net Carrying   Statement      Tax Basis
    Complex Name                      Disposition    Disposition       Value (1)   (Loss)/Gain        Gain
    ------------------                -----------    -----------     -----------    ----------    -----------
    Booker Gardens Apts.-9%               1994       Assignment     $    31,508    $    (3,815)   $     2,733
    Lincoln Countrywood Apts.             1994       Assignment       4,991,963        586,179      1,100,971
    Timberlake Apts.                      1994       Assignment       4,557,938      1,044,698      1,457,193
                                                                    -----------    -----------    -----------
      Mortgages Held for Disposition
        as of December 31, 1993                                     $ 9,581,409    $ 1,627,062    $ 2,560,897
                                                                    ===========    ===========    ===========

    Booker Gardens Apts.-9%               1993       Assignment     $    31,508    $    (3,815)   $     2,733
    The Manhattan Bldg.                   1993       Assignment       4,929,861      1,839,707      1,695,797
    Woodbridge Apts.                      1993       Assignment       5,552,934        431,399      1,107,332
    White Oak Apts.                       1993       Sale             4,949,225         37,780      1,052,137
                                                                    -----------    -----------    -----------
      Mortgages Held for Disposition
        as of December 31, 1992                                     $15,463,528    $ 2,305,071    $ 3,857,999
                                                                    ===========    ===========    ===========

    (1)  In connection with the Liquidating Company's implementation of SFAS 115 (see Note 2) as of December 31, 1993,
    all mortgage investments including Mortgages Held for Disposition, are recorded at fair value.  As of December 31,
    1992, all Mortgages Held for Disposition were recorded at the lower of cost or market.


                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    7.   Other Short-term Investments

         On January 28, 1993, October 15, 1993 and October 28, 1993, the Liquidating Company entered into investment and financing agreements with Daiwa Securities America, Inc. (Daiwa). These transactions assisted in maintaining the Liquidating Company's REIT status. Pursuant to the terms of these agreements, the Liquidating Company invested in GNMA mortgage-backed securities or certificates backed by FHA-Insured project loans (collectively, the Securities) with unpaid principal balances of approximately $74.7 million, $40.3 million and $11.9 million, respectively, at purchase prices of 104.615%, 106.41% and 100.8%, respectively, of the face values, which earned interest at per annum pass-through coupon rates of 9.1875%, 13.18% and 8.625%, respectively. In addition, Daiwa provided financing for approximately 99% and 86% of the purchase price for the transactions which occurred on January 28, 1993 and October 15, 1993, respectively, at an interest rate of approximately 3.35%. The related debt was non-recourse and fully secured with the Securities which were held by Daiwa in the Liquidating Company's name. The Liquidating Company disposed of these Securities and repaid the related debt by the end of 1993. These investments provided a net interest rate spread (after borrowing costs) of approximately 4%, 3.5% and 3.5%, respectively.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    8.   Reconciliation of Financial Statement Net Income to Tax Basis
           Income

         Reconciliations of the financial statement net income to the tax basis income for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                     1993                1992                1991
                                                 -----------         -----------         -----------
    Financial statement net income               $27,636,126         $28,809,166         $32,759,440

    Adjustments:
      Nondeductible expense:
        Amortization of deferred costs               251,203             305,057             353,464
      Additional income due to basis
       differences:
        Amortization of premium - other
         short-term investments                    3,862,866           1,201,037                  --
        Disposition of other short-term
         investments                              (3,862,866)         (1,202,579)                 --
        Mortgage dispositions                      6,848,288           5,105,135           8,225,203
        Loss on investment in limited
         partnership                                      --             731,951                  --
        Reamortization of mortgages                  589,793             664,204             939,868
        Income (loss) from investment in
         limited partnerships                        192,081             490,766            (142,187)
                                                 -----------         -----------         -----------
    Tax basis income                             $35,517,491         $36,104,737         $42,135,788
                                                 ===========         ===========         ===========


         Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the Merger and the acquisition of other short-term investments. Such differences relate to investments in mortgages, other short-term investments, and deferred costs.

                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    8. Reconciliation of Financial Statement Net Income to Tax Basis Income - Continued



         As a result of the foregoing, the nature of the dividends for income tax purposes on a per share basis is as follows:


                                1993            1992           1991
                               ------          ------         ------
         Ordinary income       $  .81          $  .86         $  .97
         Long-term capital
           gains                  .36             .33            .42
         Non-taxable dividend    1.61            1.21           1.76
                               ------          ------         ------
                               $ 2.78          $ 2.40         $ 3.15
                               ======          ======         ======

    9.   Summary of Quarterly Results of Operations (Unaudited)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1993, 1992 and 1991:


                                                                              1993

                                                                          Quarter ended
                                             March 31             June 30          September 30        December 31
                                           ------------        ------------        ------------        ------------
         Income (primarily mortgage
           investment income)              $  6,473,945        $  6,445,357        $  6,125,585        $  5,566,449
         Net gain on
           mortgage dispositions              2,058,901             436,123             509,567           5,085,249
         Net income                           7,338,417           5,583,956           5,167,514           9,546,239
         Net income per share                       .24                 .18                 .17                 .31


                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS

    9.   Summary of Quarterly Results of Operations (Unaudited) -
            Continued


                                                                              1992

                                                                          Quarter ended
                                             March 31             June 30          September 30        December 31
                                           ------------        ------------        ------------        ------------
         Income (primarily mortgage
           investment income)              $  7,030,851        $  6,395,139        $  7,095,501        $  6,741,768
         Net gain on
           mortgage dispositions              5,409,909               4,170             620,747              62,276
         Loss on investment in limited
           partnership                               --                  --                  --            (731,951)
         Net income                          11,624,859           5,649,572           6,523,786           5,010,949
         Net income per share                       .38                 .19                 .21                 .17



                                                                              1991

                                                                          Quarter ended
                                             March 31             June 30          September 30        December 31
                                           ------------        ------------        ------------        ------------
         Income (primarily mortgage
           investment income)              $  8,678,348        $  7,987,368        $  7,423,547        $  7,431,238
         Net gain (loss) on
           mortgage dispositions              3,998,344            (193,281)             (6,509)            682,980
         Net income                          11,858,754           7,003,776           6,613,964           7,282,946
         Net income per share                       .39                 .23                 .22                 .24


                        CRI LIQUIDATING REIT, INC.
                       NOTES TO FINANCIAL STATEMENTS


    10.  Settlement of Litigation

         On March 22, 1990, a complaint was filed on behalf of a class comprised of certain former investors of CRIIMI III and CRIIMI II (the Plaintiffs) in the Circuit Court for Montgomery County, Maryland against the Liquidating Company, CRIIMI MAE, CRIIMI I and its general partner, CRIIMI II, CRIIMI III and its general partner, CRI, and Messrs. William B. Dockser, H. William Willoughby and Martin C. Schwartzberg (the Defendants). On November 18, 1993, the Court entered an order granting final approval of a settlement agreement between the Plaintiffs and the Defendants. Under the terms of the settlement, CRIIMI MAE will issue to class members, including certain former investors of CRIIMI I, up to 2,500,000 warrants to purchase shares of its common stock. In addition, the settlement includes a payment of $1,400,000 for settlement administration costs and Plaintiff's attorneys' fees and expenses. Insurance provided $1,150,000 of the $1,400,000 cash payment, with the balance paid by CRIIMI MAE.


                                                          Appendix
                                        The Liquidating Company Mortgage Investments
                                         (Excluding Mortgages Held for Disposition)
                                                   As of December 31, 1993
                                                         (Unaudited)
                                      Section
                             No. of    of the    Loan      Carrying                        Net     Maturity    Put
    Property Name/Location   Units      Act      Type    Value (Tax)       Face Value    Coupon      Date      Date
    ----------------------   ------   -------    ----  ---------------  ---------------  ------   ----------   ----
    Brookridge Twnhs 2
      Salisbury, MD             140   221(d)4    FHA   $  3,189,003.96  $  4,584,909.98  7.430%      7/01/22   2/02
    Central Park Apts.
      Detroit, MI                92   223(f)     GNMA     1,316,892.13     1,673,621.67  9.750%      5/15/22    N/A
    Charles River E.
      Boston, MA                152   236        FHA      2,146,214.52     2,993,956.27  6.875%      1/01/16    N/A
    Cinnamon Run I
      Silver Spring, MD         288   221(d)4    FHA      7,917,301.27    10,536,916.79  7.430%     11/01/22  12/02
    Cloverset Valley
      Kansas City, MO           258   221(d)4    FHA      7,397,051.35     9,944,417.90  7.430%      4/01/23   4/02
    Colony Manor Apts.
      Goodlettsville, TN        112   221(d)4    FHA      2,164,017.70     3,077,034.16  7.430%     12/01/24    N/A
    Crestwood Villas
      Birmingham, AL            270   221(d)4    FHA      4,661,914.19     6,702,549.50  7.430%      7/01/22   6/01
    Crooked Creek Apts.
      Indianapolis, IN          216   221(d)4    FHA      4,678,602.59     6,292,047.66  7.430%      6/01/23   5/02
    Dillerwood Apts.
      Bronx, NY                  75   207        FHA        632,173.87       726,005.42 11.110%      2/01/23    N/A
    Festival Field
      Newport, RI               204   236        FHA      2,114,447.73     2,941,441.27  6.875%      1/01/15    N/A
    Firethorn I
      Indianapolis, IN          240   221(d)4    FHA      4,721,674.35     6,861,214.85  7.430%      9/01/23   9/02
    Firethorn II Apts.
      Indianapolis, IN          160   221(d)4    FHA      3,218,860.87     3,963,622.18  9.680%      9/01/23    N/A
    Fox Hill Apts.
      Hampton, VA                96   236        FHA      1,251,617.79     1,784,219.35  6.850%     12/01/15    N/A
    Gordon Terrace
      Chicago, IL                96   207        FHA      3,201,613.52     4,172,453.48  7.500%      4/01/19    N/A
    Grandview Plaza
      Great Falls, MT            97   236        FHA        764,977.76     1,058,127.00  6.930%      3/01/15    N/A




                                                          Appendix
                                        The Liquidating Company Mortgage Investments
                                   (Excluding Mortgages Held for Disposition) (Continued)
                                                   As of December 31, 1993
                                                         (Unaudited)
                                      Section
                             No. of    of the    Loan      Carrying                        Net     Maturity    Put
    Property Name/Location   Units      Act      Type    Value (Tax)       Face Value    Coupon      Date      Date
    ----------------------   ------   -------    ----  ---------------  ---------------  ------   ----------   ----
    Hampton Gardens
      North Hampton, MA         207   236        FHA      2,803,281.75     3,901,558.07  6.875%      3/01/15    N/A
    Havenside Terrace
      Sacramento, CA             38   221(d)4    FHA      1,086,308.98     1,523,410.67  7.430%      1/01/20   8/00
    Hidden Oaks II
      Albany, GA                112   221(d)4    FHA      1,854,739.48     2,604,962.66  7.430%      2/01/21   3/01
    Hidden Valley Apts.
      Spring Township, PA       154   221(d)4    FHA      2,557,580.25     3,611,460.87  7.430%      5/01/19   2/00
    Holiday Park
      Garland, TX               184   223(f)     GNMA     2,376,995.95     3,016,504.51  9.750%      9/01/22    N/A
    Holly St. Tnhs 2
      Waldorf, MD                60   221(d)4    FHA      1,106,182.36     1,575,458.87  7.400%      2/01/21  10/00
    Holly Stn Tnhs I
      Waldorf, MD               150   221(d)4    FHA      2,807,779.49     4,002,075.53  7.400%      6/01/21  12/00
    Kingston Townhouses
      Essex, MD                 115   236        FHA      1,297,842.03     1,809,669.76  6.875%     11/01/15    N/A
    Kulana Nani
      Kaneohe, HI               160   236        FHA      2,181,481.24     3,001,580.40  6.930%      6/01/13    N/A
    Lawyers Hill
      Ellicott City, MD          84   236        FHA        873,712.36     1,219,096.17  6.875%      3/01/16    N/A
    Lincoln Disc. Pk.
      Sacramento, CA            128   221(d)4    FHA      2,782,721.95     3,930,814.29  7.430%      9/01/24    N/A
    Los Robles Apts.
      Union City, CA            140   236        FHA      2,020,744.65     2,819,554.55  6.875%      2/01/16    N/A
    Manassas Park
      Manasas Park, VA          166   236        FHA      2,543,856.76     3,542,169.31  6.875%      5/01/15    N/A
    Meadows East
      Sparks, NV                200   236        FHA      1,844,423.95     2,543,788.50  6.930%      3/01/14    N/A




                                                          Appendix
                                        The Liquidating Company Mortgage Investments
                                   (Excluding Mortgages Held for Disposition) (Continued)
                                                   As of December 31, 1993
                                                         (Unaudited)
                                      Section
                             No. of    of the    Loan      Carrying                        Net     Maturity    Put
    Property Name/Location   Units      Act      Type    Value (Tax)       Face Value    Coupon      Date      Date
    ----------------------   ------   -------    ----  ---------------  ---------------  ------   ----------   ----
    Mountain View Apts.
      Camarillo, CA             106   221(d)4    FHA      2,359,582.32     3,301,219.85  7.430%     11/01/19   1/00
    Northshore Woods
      Knoxville, TN             140   221(d)4    FHA      2,765,054.92     3,711,121.08  7.430%      7/01/22   3/03
    Old Oak Apartments
      Little Rock, AR           112   221(d)4    FHA      2,620,402.08     3,247,150.24  7.430%      7/01/24    N/A
    Parker House Apts.
      Detroit, MI                36   221(d)4    FHA        303,649.53       373,683.92  9.680%     11/01/22    N/A
    Parkview Apts.
      Great Falls, MT            84   236        FHA        656,950.00       901,418.38  6.930%      9/01/12    N/A
    Pin Oak Village
      Oil City, PA              100   236        FHA      1,016,091.42     1,445,936.86  6.850%     11/01/15    N/A
    Pleasant Greens
      Pleasanton, CA            131   236        FHA      1,985,538.24     2,756,168.16  6.930%      5/01/16    N/A
    Pleasant Village
      Fresno, CA                100   236        FHA        863,140.73     1,195,281.88  6.930%      8/01/15    N/A
    Pleasantdale Apts.
      Doraville, GA             210   221(d)4    FHA      4,272,599.47     6,417,131.23  7.430%      9/01/24    N/A
    Regency Manor
      Rutland, VT               120   236        FHA      1,202,494.58     1,672,806.72  6.875%      1/01/15    N/A
    Riverwood Apts.
      Milwaukee, WI              90   221(d)4    FHA      1,940,738.70     2,525,227.45  7.430%      1/01/22   8/00
    Russell Square Apts.
      Phenix City, AL           100   221(d)4    FHA      1,801,696.68     2,191,261.98  9.680%      2/01/25    N/A
    Shelter Hill Apts.
      Mill Valley, CA            75   236        FHA      1,736,329.56     2,430,408.73  6.875%      5/01/17    N/A
    Sleepy Hollow Apt.
      Madison, WI               124   221(d)4    FHA      2,229,150.91     3,163,296.81  7.430%      5/01/21   5/01
    Stonewood Village
      Madison, WI               144   221(d)4    FHA      2,880,745.86     3,690,816.42  9.680%      2/01/25    N/A




                                                          Appendix
                                        The Liquidating Company Mortgage Investments
                                   (Excluding Mortgages Held for Disposition) (Continued)
                                                   As of December 31, 1993
                                                         (Unaudited)
                                      Section
                             No. of    of the    Loan      Carrying                        Net     Maturity    Put
    Property Name/Location   Units      Act      Type    Value (Tax)       Face Value    Coupon      Date      Date
    ----------------------   ------   -------    ----  ---------------  ---------------  ------   ----------   ----
    Tanglewood Apts.
      Knoxville, TN             105   221(d)4    FHA      1,545,638.81     2,108,048.36  7.430%      8/01/20  11/01
    The Glen
      Falls Church, VA          152   221(d)4    FHA      1,870,274.00     2,611,626.18  7.430%      4/01/19  11/99
    The Tree House
      Schaumburg, IL            272   221(d)4    FHA      4,293,765.20     6,115,313.65  7.400%      1/01/21   4/01
    The Willows
      Port Arthur, TX           168   221(d)4    FHA      3,078,491.17     3,744,811.82  9.680%      6/01/25    N/A
    Timbercroft IV & V
      Reistertown, MD           279   236        FHA      3,577,946.18     4,859,022.32  7.600%     11/01/17    N/A
    Treehaven Apts.
      Summerville, SC            88   221(d)4    FHA        800,227.89     1,133,839.17  7.400%      2/01/19   2/00
    Turtle Creek Apts.
      Pontiac, MI               125   221(d)4    FHA      3,069,519.47     3,778,504.79  7.430%      8/01/21    N/A
    Villa de Mission
      Las Vegas, NV             226   221(d)4    FHA      5,794,308.42     7,611,407.87  7.430%      3/01/21   2/01
    Wakefield Terrace
      St. Charles, MD           204   236        FHA      3,760,314.88     5,231,385.34  7.350%      4/01/20    N/A
    Westwind Apts.
      Roseville, CA             126   221(d)4    FHA      2,520,472.09     3,596,688.11  7.400%      4/01/21   5/01
    Willow Creek
      Portage, IN               130   236        FHA      1,576,526.97     2,192,065.10  6.875%     11/01/14    N/A
    Willow Dayton II
      Chicago, IL                87   220        FHA      3,286,727.94     4,187,903.93  9.680%      3/01/25    N/A
    Willocrest Prcl G
      Frederick, MD             204   221(d)4    FHA      3,064,373.67     4,397,817.38  7.430%      8/01/19   5/00
    Windermere House
      Chicago, IL               220   221(d)4    FHA      6,085,988.39     8,006,545.94  7.430%      6/01/23   1/03




                                                          Appendix
                                        The Liquidating Company Mortgage Investments
                                   (Excluding Mortgages Held for Disposition) (Continued)
                                                   As of December 31, 1993
                                                         (Unaudited)


                                      Section
                             No. of    of the    Loan      Carrying                        Net     Maturity    Put
    Property Name/Location   Units      Act      Type    Value (Tax)       Face Value    Coupon      Date      Date
    ----------------------   ------   -------    ----  ---------------  ---------------  ------   ----------   ----
    Windrush Apartments
      Decatur, GA               202   221(d)4    FHA      4,649,155.96     6,751,322.29  7.430%      6/01/23   5/03
    1120 North LaSalle
      Chicago, IL               263   220        FHA      9,830,123.53    13,643,931.31  7.500%      2/01/22    N/A
    441 Ocean Avenue
      Brooklyn, NY              207   223(f)     FHA        877,159.91     1,045,100.24  9.340%      1/01/25    N/A
                                                       ---------------  ---------------
         Total Loans 61                                $165,829,194.28  $226,452,905.15
                                                       ===============  ===============


    Directors and Executive Officers
    --------------------------------

                                           Liquidating Company
              Name                                Position                             Principal Occupation
    ----------------------                 ---------------------              ---------------------------------------
    William B. Dockser                     Chairman of the Board              Chairman of the Board and Shareholder -
                                                                                C.R.I., Inc.

    H. William Willoughby                  Director, President                President, Secretary, Director and
                                             and Secretary                      Shareholder - C.R.I., Inc.

    Garrett G. Carlson                     Director                           Chairman of the Board-SCA Realty, Inc.;
                                                                                President - Can American Realty
                                                                                Corporation and Canadian Financial
                                                                                Corporation

    G. Richard Dunnells                    Director                           Partner - Holland & Knight

    Robert F. Tardio                       Director                           Chairman - The Tardio Corporation

    Jay R. Cohen                           Executive Vice                     Senior Vice President, Mortgages -
                                             President and                      C.R.I., Inc.
                                             Treasurer


    The Annual Report to the Securities and Exchange Commission on Form 10-K is available to Shareholders and may be obtained by writing:

    Investor Services/CRI Liquidating REIT, Inc.
    C.R.I., Inc.
    The CRI Building
    11200 Rockville Pike
    Rockville, Maryland  20852

    CRI Liquidating REIT, Inc. shares are traded on the New York Stock Exchange under the symbol CFR.