Form 10-Q
period 1994-03-31
CRI LIQUIDATING REIT INC
filed 1994-05-13
CIK 850143

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



                      Quarterly Report Under Section 13 OR 15(d)
                        of the Securities Exchange Act of 1934

          For the Quarter Ended       March 31, 1994
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
                 (Registrant's telephone number, including area code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
          90 days.  Yes X     No
                    ---    ---
               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                   Class                      Outstanding at May 9, 1994
          ----------------------------        -----------------------------
          --
          Common Stock, $.01 par value                    30,422,711

                              CRI LIQUIDATING REIT, INC.

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED MARCH 31, 1994

                                                                      Page
                                                                      ----
          PART I.   Financial Information (Unaudited)

          Item 1.   Financial Statements

                    Balance Sheets - March 31, 1994 and
                      December 31, 1993 . . . . . . . . . . . . .        3

                    Statements of Income - for the three
                      months ended March 31, 1994 and 1993  . . .        4

                    Statement of Changes in Shareholders' Equity -
                      for the three months ended March 31,
                      1994  . . . . . . . . . . . . . . . . . . .        5

                    Statements of Cash Flows - for the three
                      months ended March 31, 1994 and 1993  . . .        6

                    Notes to Financial Statements . . . . . . . .        8

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . .        17

          PART II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        25

          Signature . . . . . . . . . . . . . . . . . . . . . . .        26

                3

          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                              CRI LIQUIDATING REIT, INC.

                                    BALANCE SHEETS

                                        ASSETS
                                            March  31,    December 31,
                                               1994           1993
                                          -------------   ------------
                                            (Unaudited)
          Investment in mortgages, at
            fair value                     $182,148,346   $243,095,642

          Investment in limited
            partnerships                        318,345        436,090

          Cash and cash equivalents           3,602,300      2,907,147

          Receivables and other assets        1,571,692      2,175,453

          Deferred costs, principally
            paid to related parties, net
            of accumulated amortization of
            $1,493,473 and $1,635,320,
            respectively                        174,580        312,802
                                           ------------   ------------
               Total assets                $187,815,263   $248,927,134
                                           ============   ============


                         LIABILITIES AND SHAREHOLDERS' EQUITY

          Liabilities:
           Accounts payable and accrued
             expenses                      $    493,304   $    429,957
                                           ------------   ------------
          Commitments and contingencies

          Shareholders' equity:
            Common stock                        304,227        304,227
            Net unrealized gains on
              investment in mortgages        27,626,490     51,349,764
            Additional paid-in capital      159,391,242    196,843,186
                                           ------------   ------------
               Total shareholders' equity   187,321,959    248,497,177
                                           ------------   ------------

               Total liabilities and
                 shareholders' equity      $187,815,263   $248,927,134
                                           ============   ============




                     The accompanying notes are an integral part
                            of these financial statements.

                4
          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                              CRI LIQUIDATING REIT, INC.
                                 STATEMENTS OF INCOME
                                     (Unaudited)

                                           For the three months ended

                                                    March 31,

                                          ----------------------------
                                               1994           1993
                                          -------------   ------------
          Income:
            Mortgage investment income     $  4,292,721   $  5,833,199
            Other investment income             283,247        525,792
            (Loss) income from investment
              in limited partnerships           (54,372)       114,954
                                           ------------   ------------
                                              4,521,596      6,473,945
                                           ------------   ------------
          Expenses:
            Annual fee to related party         194,501        389,797
            Interest expense                         --        420,094
            General and administrative          187,227        199,631
            Professional fees                    78,066         63,792
            Amortization of deferred costs       60,896         71,076
            Mortgage servicing fees              39,447         50,039
                                           ------------   ------------
                                                560,137      1,194,429
                                           ------------   ------------
          Income before gains from
            mortgage dispositions             3,961,459      5,279,516

          Gains from mortgage dispositions   11,826,341      2,058,901
                                           ------------   ------------
          Net income                       $ 15,787,800   $  7,338,417
                                           ============   ============
          Net income per share             $        .52   $        .24
                                           ============   ============
          Weighted average shares
            outstanding                      30,422,711     30,422,711
                                           ============   ============

                     The accompanying notes are an integral part
                            of these financial statements.




    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                                 CRI LIQUIDATING REIT, INC.

                                        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                          For the three months ended March 31, 1994

                                                         (Unaudited)
                                                                Net
                                                            Unrealized
                                                             Gains on      Additional                        Total

                                          Common Stock      Investment      Paid-In     Undistributed    Shareholders'
                                      Shares     Par Value in Mortgages     Capital       Net Income         Equity
                                    ----------   --------- ------------   ------------  -------------    -------------
    Balance, December 31, 1993      30,422,711    $304,227 $ 51,349,764   $196,843,186  $          --     $248,497,177

      Net income                            --          --           --             --     15,787,800       15,787,800

      Dividends (including return of
        capital) of $1.75 per share         --          --           --    (37,451,944)   (15,787,800)     (53,239,744)

      Adjustment to net unrealized
        gains on investment in
        mortgages due to mortgage
        dispositions                        --          --  (12,288,871)            --             --      (12,288,871)

      Adjustment to net unrealized
        gains on investment in
        mortgages due to market
        revaluation                         --          --  (11,434,403)            --             --      (11,434,403)
                                    ----------    -------- ------------   ------------  -------------     ------------
    Balance, March 31, 1994         30,422,711    $304,227 $ 27,626,490   $159,391,242  $          --     $187,321,959
                                    ==========    ======== ============   ============  =============     ============



                                         The accompanying notes are an integral part
                                               of these financial statements.

          6
    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS
                                                 CRI LIQUIDATING REIT, INC.
                                                  STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                 For the three months

                                                                                   ended March 31,
                                                                                 1994            1993
                                                                             ------------    ------------
    Cash flows from operating activities:
      Net income                                                             $ 15,787,800    $  7,338,417
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Amortization of deferred costs                                             60,896          71,076
        Mortgage discount amortization                                           (255,524)       (320,317)
        Mortgage premium amortization                                               1,611           1,490
        Other short-term investments premium amortization                              --         689,153
        Gains on mortgage dispositions                                        (11,826,341)     (2,058,901)
        Equity losses (earnings) from investment in limited partnerships           54,372        (114,954)
        Interest received under the equity method of accounting but
          treated as a reduction of investment in limited partnerships                 --         192,054
        Changes in assets and liabilities:
          Decrease (increase) in receivables and other assets                     603,761        (288,163)
          Increase in accounts payable and accrued expenses                        63,347          31,838
          Increase in interest payable                                                 --          65,504
                                                                             ------------    ------------
            Net cash provided by operating activities                           4,489,922       5,607,197
                                                                             ------------    ------------
    Cash flows from investing activities:
      Proceeds from mortgage dispositions                                      48,706,116      11,937,987
      Purchase of other short-term investments                                         --     (78,110,230)
      Receipt of mortgage and other short-term investment principal from
        scheduled payments                                                        598,160         801,901
      Decrease in deferred costs                                                   77,326          20,842
      Annual return from investment in limited partnerships                        63,373          63,324
                                                                             ------------    ------------
            Net cash provided by (used in) investing activities                49,444,975     (65,286,176)
                                                                             ------------    ------------

          7
    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                                 CRI LIQUIDATING REIT, INC.

                                            STATEMENTS OF CASH FLOWS (Continued)

                                                         (Unaudited)

                                                                                For the three months

                                                                                   ended March 31,
                                                                                 1994            1993
                                                                             ------------    ------------
    Cash flows from financing activities:
      Dividends and return of capital paid to shareholders                    (53,239,744)    (18,862,081)
      Proceeds from short-term debt                                                    --      77,257,127
      Reimbursement of prior years' dividends                                          --          20,764
                                                                             ------------    ------------
            Net cash (used in) provided by financing activities               (53,239,744)     58,415,810
                                                                             ------------    ------------
    Net increase (decrease) in cash and cash equivalents                          695,153      (1,263,169)

    Cash and cash equivalents, beginning of period                              2,907,147       2,557,264
                                                                             ------------    ------------
    Cash and cash equivalents, end of period                                 $  3,602,300    $  1,294,095
                                                                             ============    ============

    Cash payments for interest expense                                       $         --    $    354,590
                                                                             ============    ============









                                         The accompanying notes are an integral part
                                               of these financial statements.

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          1.   ORGANIZATION

               CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which as of March 31, 1994, owned a portfolio of 51 United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Mortgage investments in the portfolio are comprised of 49 loans insured pursuant to programs of the United States government through the Federal Housing Administration (FHA) (FHA-Insured Loans) and two securities backed by FHA-Insured Loans which have been securitized by private issuers and guaranteed by the Government National Mortgage Association (GNMA) as to timely payment of principal and interest (Mortgage-Backed Securities). As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by March 31, 1997.

               The Liquidating Company was created in November 1989 in connection with the merger (the Merger) of three funds which owned government insured multifamily mortgages (the CRIIMI Funds), all of which were sponsored by C.R.I., Inc. (CRI). The Merger resulted in two new REITs: (i) the Liquidating Company, a finite-life, self-liquidating REIT, and (ii) CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.) an infinite-life, growth-oriented REIT. CRIIMI MAE owns approximately 57% of the Liquidating Company's common stock as of March 31, 1994.

               The Liquidating Company intends to dispose of its existing government insured mortgage investments by March 31, 1997 through an orderly liquidation. Consequently, the Liquidating Company's Adviser (the Adviser) developed a business plan which is intended to effect the orderly liquidation of the portfolio by March 31, 1997, which plan of liquidation was approved by the Liquidating Company's Board of Directors. The Business Plan assumes that the portfolio will be liquidated by March 31, 1997 through a combination of defaults on or prepayments of (Involuntary Dispositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages. During the term of the Business Plan, the Liquidating Company expects to generate cash flow from scheduled mortgage payments, Involuntary Dispositions, Voluntary Dispositions and interest earned on short-term investments. During the three months ended March 31, 1994, the Liquidating Company sold 12 mortgage investments which constituted approximately 20% of the December 31, 1993 portfolio balance. For the remaining three quarters of 1994, the Business Plan assumes an aggregate disposition of an additional 5% of the December 31, 1993 portfolio balance. In each of the next three calendar years, the business plan assumes a total annual disposition rate of approximately 33% of the portfolio as of December 31, 1994. Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition. The determination of whether and when to dispose of a particular government insured multifamily mortgage will be made by considering a variety of factors, including, without limitation, the market conditions at that time. As of March 31, 1994, the carrying value of the mortgage investments on a tax basis was approximately $139 million; the par value was approximately $188 million; and the fair market value was approximately $182 million.

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          2.   BASIS OF PRESENTATION

               In the opinion of the Adviser, the accompanying unaudited financial statements of the Liquidating Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Liquidating Company as of March 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the three months ended March 31, 1994 and 1993.

               These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Adviser believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Liquidating Company's Annual Report filed on Form 10-K for the year ended December 31, 1993.

          3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Reclassification
               ----------------
               Certain amounts in the financial statements as of December 31, 1993 and for the three months ended March 31, 1993 have been reclassified to conform to the 1994 presentation.

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


    4.   INVESTMENT IN MORTGAGES

         As of March 31, 1994 and December 31, 1993, the Liquidating Company owned 51 and 63 mortgage investments, respectively. During the three months ended March 31, 1994, the Liquidating Company disposed of the following mortgage investments:
                                                                                                    Financial
                                  Disposition/                                                      Statement      Tax Basis
                                  Recognition      Type of        Amortized           Net             Gain           Gain
          Complex Name               Date        Disposition         Cost          Proceeds      Recognized (c)   Recognized(a)
    ----------------------       -------------   ------------   ------------     ------------   --------------   -------------
    Windermere House             February 1994   Sale           $  5,896,761     $  8,162,613     $  2,265,852(b) $  2,090,613(b)
    Hidden Oaks II               February 1994   Sale              1,797,170        2,637,817          840,647(b)      788,102(b)
    The Glen                     February 1994   Sale              1,812,491        2,650,555          838,064(b)      785,586(b)
    Timberlake Apts.             February 1994   Sale of           3,465,881        4,502,330        1,036,449       1,450,746
                                                 Defaulted
                                                 Mortgage
    Lincoln Countrywood
      Apts.                      February 1994   Sale of           4,366,310        5,016,993          650,683       1,165,582
                                                 Defaulted
                                                 Mortgage
    Holly Station Tnhs. I        February 1994   Sale              3,176,619        4,184,314        1,007,695       1,383,970
    Brookridge Tnhs. II          February 1994   Sale              3,610,280        4,800,987        1,190,707       1,620,669
    Westwind Apts.               February 1994   Sale              2,852,351        3,762,095          909,744       1,246,792
    The Tree House               February 1994   Sale              4,856,892        6,393,906        1,537,014       2,112,243
    Hidden Valley Apts.          February 1994   Sale              2,889,715        3,765,154          875,439       1,213,288
    Treehaven Apts.              February 1994   Sale                904,047        1,183,758          279,711         387,159
    Holly Station Tnhs. II       February 1994   Sale              1,251,258        1,645,594          394,336         543,911
                                                                ------------     ------------     ------------    ------------
                                                                $ 36,879,775     $ 48,706,116     $ 11,826,341    $ 14,788,661
                                                                ============     ============     ============    ============
    (a)  Tax basis income is the basis for determining dividends.
    (b)  Net of aggregate incentive fees of $394,812.
    (c)  Under SFAS 115 (as defined below), realized gains are calculated based on amortized cost.

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

         In accordance with the Liquidating Company's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of December 31, 1993, the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of March 31, 1994 and December 31, 1993. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

         The fair value of the mortgage investments is based on quoted market prices.


                                                     As of March 31, 1994
                                                                                            As of December 31, 1993
                                                  Amortized             Fair              Amortized             Fair
                                                    Cost                Value               Cost                Value
                                                ------------        ------------        -----------          -----------
             Investment in mortgages            $154,521,856        $182,148,346       $191,745,878         $243,095,642
                                                ============        ============       ============         ============



                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

        As of March 31, 1994, the Liquidating Company has elected to assign the following mortgage investments, which are included in Investment in Mortgages, to the United States Department of
    Housing and Urban Development:


                                                              Anticipated
                                                               Financial       Anticipated
                                              Net Carrying     Statement        Tax Basis
          Complex Name                          Value(a)      (Loss)/Gain         Gain
    ------------------------                  ------------    ------------    ------------
    Booker Gardens Apts.(9%)                  $     31,508    $     (3,815)   $      2,733
    Turtle Creek Apts.                           3,733,886         239,347         642,706
                                              ------------    ------------    ------------

                                              $  3,765,394    $    235,532    $    645,439
                                              ============    ============    ============

    (a)  In connection with the Liquidating Company's implementation of SFAS
         115, all mortgage investments are recorded at fair value.

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          5.   RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX
                    BASIS INCOME

               On an annual basis, the Liquidating Company expects to pay its shareholders quarterly cash dividends equal to at least 95% of its annual tax basis income (see Note 6).

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

          5. RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX BASIS INCOME - Continued

         Reconciliations of the financial statement net income to the tax basis income for the three months ended March 31, 1994 and 1993 are as follows:


                                                                   For the three months ended

                                                                             March 31,

                                                                   ---------------------------
                                                                       1994           1993
                                                                   ------------   ------------
              Financial statement net income                       $ 15,787,800   $  7,338,417

              Adjustments:
                Nondeductible expense:
                  Amortization of deferred costs                         60,896         71,076
                Additional income (loss) due to basis
                  differences:
                    Mortgage dispositions                             2,962,320        871,880
                    Reamortization of mortgages                         128,762        342,823
                    Amortization of premium-other short-term
                      investments                                            --        677,580
                    Income (loss) from investment in limited
                      partnerships                                       36,271       (118,364)
                                                                   ------------   ------------
              Tax basis income                                     $ 18,976,049   $  9,183,412
                                                                   ============   ============
              Tax basis income per share                           $        .62   $        .30
                                                                   ============   ============

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


    6.   DIVIDENDS TO SHAREHOLDERS

         Dividends to shareholders consist of ordinary income, capital gain and return of capital. Shareholders should expect distributions representing ordinary income and the market price of the Liquidating Company shares to decrease as the Liquidating Company liquidates its assets and distributes return of capital over time to its shareholders. For the three months ended
    March 31, 1994, dividends of $1.75 per share were paid to shareholders. The composition of these dividends shown below remains subject to year-end adjustment:

                                       Non-taxable   Capital   Ordinary
                                        Dividend      Gain      Income       Total         Record Date
                                       -----------   -------   --------     -------     ------------------
    Quarter ended March 31, 1994         $ 1.14       $ 0.48     $ 0.13      $ 1.75     March 24, 1994

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


    7.   TRANSACTIONS WITH RELATED PARTIES

         Below is a summary of the amounts paid or accrued to related parties during the three months ended March 31, 1994 and 1993.

                                                    For the three months ended

                                                             March 31,

                                                   ----------------------------
                                                       1994            1993
                                                   ------------    ------------
    Adviser:
    -------
    Annual fee                                      $   194,501(c)  $   389,797(c)
    Incentive fee (a)                                   394,812         201,876
                                                    -----------     -----------
       Total                                        $   589,313     $   591,673
                                                    ===========     ===========
    CRI:
    ---
    Expense reimbursement (b)                       $    76,086     $    78,703
                                                    ===========     ===========

    (a)       Netted from gains on mortgage dispositions on the accompanying statements of income.
    (b)       Included as general and administrative expenses on the accompanying statements of income.
    (c)       As a result of reaching the Carryover CRIIMI I Target Yield during the first quarter of 1994 and 1993, the
              Liquidating Company paid deferred annual fees of $31,279 and $127,819, respectively.  The amount paid in the first quarter of 1993 included deferred annual fees of $86,395 from the third and fourth quarters of
              1992.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Results of Operations
    ---------------------

         As of March 31, 1994 and December 31, 1993, the Liquidating Company owned 51 and 63 mortgage investments, respectively.
    During the three months ended March 31, 1994, the Liquidating
    Company disposed of the following mortgage investments:

                                                                                                    Financial
                                  Disposition/                                                      Statement      Tax Basis
                                  Recognition      Type of        Amortized           Net             Gain           Gain
          Complex Name               Date        Disposition         Cost          Proceeds        Recognized (c)   Recognized(a)
    ----------------------       -------------   ------------   ------------     ------------   --------------   -------------
    Windermere House             February 1994   Sale           $  5,896,761     $  8,162,613     $  2,265,852(b) $  2,090,613(b)
    Hidden Oaks II               February 1994   Sale              1,797,170        2,637,817          840,647(b)      788,102(b)
    The Glen                     February 1994   Sale              1,812,491        2,650,555          838,064(b)      785,586(b)
    Timberlake Apts.             February 1994   Sale of           3,465,881        4,502,330        1,036,449       1,450,746
                                                 Defaulted
                                                 Mortgage
    Lincoln Countrywood
      Apts.                      February 1994   Sale of           4,366,310        5,016,993          650,683       1,165,582
                                                 Defaulted
                                                 Mortgage
    Holly Station Tnhs. I        February 1994   Sale              3,176,619        4,184,314        1,007,695       1,383,970
    Brookridge Tnhs. II          February 1994   Sale              3,610,280        4,800,987        1,190,707       1,620,669
    Westwind Apts.               February 1994   Sale              2,852,351        3,762,095          909,744       1,246,792
    The Tree House               February 1994   Sale              4,856,892        6,393,906        1,537,014       2,112,243
    Hidden Valley Apts.          February 1994   Sale              2,889,715        3,765,154          875,439       1,213,288
    Treehaven Apts.              February 1994   Sale                904,047        1,183,758          279,711         387,159
    Holly Station Tnhs. II       February 1994   Sale              1,251,258        1,645,594          394,336         543,911
                                                                ------------     ------------     ------------    ------------
                                                                $ 36,879,775     $ 48,706,116     $ 11,826,341    $ 14,788,661
                                                                ============     ============     ============    ============
    (a)  Tax basis income is the basis for determining dividends.
    (b)  Net of aggregate incentive fees of $394,812.
    (c)  Under SFAS 115 (as defined below), realized gains are calculated based on amortized cost.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


         As of March 31, 1994, the Liquidating Company has elected to assign the following mortgage investments, which are included in Investment in Mortgages, to the United States Department of
    Housing and Urban Development:


                                                              Anticipated
                                                               Financial       Anticipated
                                              Net Carrying     Statement        Tax Basis
          Complex Name                          Value(a)      (Loss)/Gain         Gain
    ------------------------                  ------------    ------------    ------------
    Booker Gardens Apts.(9%)                  $     31,508    $     (3,815)   $      2,733
    Turtle Creek Apts.                           3,733,886         239,347         642,706
                                              ------------    ------------    ------------

                                              $  3,765,394    $    235,532    $    645,439
                                              ============    ============    ============

    (a)  In connection with the Liquidating Company's implementation of SFAS
         115 (as defined below), all mortgage investments are recorded at fair value.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


               Total income decreased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 primarily due to the decrease in mortgage investment income, as described below.

               Mortgage investment income decreased for the three months ended March 31, 1994 as compared to the corresponding period in 1993 primarily as a result of a reduction in the mortgage base resulting from the disposition of mortgage investments during 1994 and 1993.

               Other investment income decreased for the three months ended March 31, 1994 as compared to the corresponding period in 1993. This decrease was primarily attributable to income earned in 1993 from other short-term investments acquired by the Liquidating Company during 1993 (approximately $75 million) which were disposed of by December 31, 1993. This decrease was partially offset by income earned from the short-term investment of mortgage disposition proceeds received in February 1994 pending the distribution to shareholders on March 31, 1994.

               Total expenses, excluding the Annual Fee, decreased for the three months ended March 31, 1994 from the corresponding period in 1993 primarily due to a decrease in interest expense. For the three months ended March 31, 1993, interest expense was based on the financing of approximately 99% of the other short-term investments acquired by the Liquidating Company in 1993 (approximately $77.3 million) at an interest rate of approximately 3.35%. The Liquidating Company disposed of these other short-term investments and repaid the related debt by December 31, 1993.

               Annual Fees are paid to the Adviser for managing the Liquidating Company portfolio. These fees include a base component equal to a percentage of average invested assets. In addition, Annual Fees paid to the Adviser by the Liquidating Company may include a performance-based component that is referred to as the deferred component. The deferred component, which is also calculated as a percentage of average invested assets, is computed each quarter but paid (and expensed) only upon meeting certain cumulative performance goals. If these goals are not met, the deferred component accumulates and may be paid in the future if cumulative goals are met. In addition, certain incentive fees are paid by the Liquidating Company on a current basis if certain performance goals are met.

               Annual Fees decreased for the three months ended March 31, 1994 from the corresponding period in 1993 primarily as a result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the Annual Fees payable by the Liquidating Company. The mortgage base has been decreasing as the Liquidating Company effects its business plan to liquidate by 1997. This decrease was also due to a reduction in the base component of the Annual Fees from .25% to .125% of average invested assets formerly held by CRIIMI III, effective January 1, 1994, in accordance with the Advisory Agreement. Also contributing to the decrease in Annual Fees was a decrease in the deferred component paid for the three months ended March 31, 1994 as compared to the corresponding period in 1993. During the first quarter of 1994 and 1993, the Liquidating Company achieved the target yield with respect to mortgage investments formerly held by CRIIMI I and as a result paid deferred Annual Fees of $31,279 and $127,819, respectively. The amount paid in the first quarter of 1993 included deferred Annual Fees of $86,395 from the third and fourth quarters of 1992.

               Gains from mortgage dispositions increased for the three months ended March 31, 1994 as compared to the corresponding period in 1993. The gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


          investments disposed of during the period. The increase in gains from mortgage dispositions was primarily due to the sale of twelve mortgage investments in February 1994, all of which resulted in gains. The Adviser sold the mortgages during the week before the Federal Reserve increased the Federal funds rate and thereby locked-in gains before mortgage prices dropped. The sales resulted in financial statement gains of approximately $11.8 million and tax basis gains of approximately $14.8 million. This compares to the sale of two mortgage investments during the three months ended March 31, 1993 that generated financial statement gains of approximately $2.1 million and tax basis gains of approximately $2.9 million.

          Business Plan
          -------------
               The Liquidating Company intends to dispose of its existing government insured mortgage investments by March 31, 1997 through an orderly liquidation. Consequently, the Liquidating Company's Adviser (the Adviser) developed a business plan (the Business
          Plan) which is intended to effect the orderly liquidation of the portfolio by March 31, 1997, which plan of liquidation was approved by the Liquidating Company's Board of Directors. The Business Plan assumes that the portfolio will be liquidated by March 31, 1997 through a combination of defaults on or prepayments of (collectively, Involuntary Dispositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages. During the term of the Business Plan, the Liquidating Company expects to generate cash flow from scheduled mortgage payments, Involuntary Dispositions, Voluntary Dispositions and interest earned on short-term investments. During the three months ended March 31, 1994, the Liquidating Company sold 12 mortgage investments which constituted approximately 20% of the December 31, 1993 portfolio balance. For the remaining three quarters of 1994, the Business Plan assumes an aggregate disposition of an additional 5% of the December 31, 1993 portfolio balance. In each of the next three calendar years, the Business Plan assumes a total annual disposition rate of approximately 33% of the portfolio as of December 31, 1994. To the extent necessary, the Liquidating Company intends to make Voluntary Dispositions, in addition to any Involuntary Dispositions that occur, to attempt to achieve such 33% rate and to liquidate the portfolio by March 31, 1997 in an orderly manner.

               Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition. The determination of whether and when to dispose of a particular government insured multifamily mortgage will be made by considering a variety of factors, including, without limitation, the market conditions at that time. As of March 31, 1994, the carrying value of the mortgage investments on a tax basis was approximately $139 million; the par value was approximately $188 million; and the fair market value was approximately $182 million.

               The Business Plan assumes an annual Involuntary Disposition rate of approximately 7% of each year's beginning portfolio balance. This assumed rate is based on an average of the historic Involuntary Disposition rates experienced by CRI Liquidating and the CRIIMI Funds since January 1989. If the Liquidating Company experiences Involuntary Dispositions in excess of 7% of a given calendar year's beginning portfolio balance, the Liquidating Company will most likely make fewer Voluntary Dispositions in an attempt to maintain the approximately 33% total disposition rate during such year.
          During the period from January 1, 1989 through December 31, 1993, approximately 90% of the proceeds received by the Liquidating

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


          Company from Involuntary Dispositions have been from defaults on government insured multifamily mortgages. Accordingly, Involuntary Dispositions are assumed for purposes of the Business Plan to be defaults and not prepayments. Defaults on government insured multifamily mortgages return 99% of the face value in the case of FHA-Insured Loans and 100% of the face value in the case of GNMA Securities, and prepayments return 100% of face value plus any applicable prepayment penalty. Decreases in occupancy levels, rental rates or capital appreciation of any property underlying a government insured multifamily mortgage may result in the mortgagor being unable or unwilling to make required payments on the government insured multifamily mortgage and thereby defaulting. Coupon rates in the portfolio range from 7.0% to 11.18%. Primarily mortgages with higher coupons were selected to comprise the 7% annual Involuntary Disposition rate. Based on the Liquidating Company's experience, however, mortgages at any one coupon rate are no more likely to default than mortgages at any other coupon rates.

               To estimate proceeds from Voluntary Dispositions, government insured multifamily mortgages are grouped with similar coupons and/or maturities and are priced in each successive year assuming a declining weighted average maturity. Government insured multifamily mortgages are assumed to be sold based on prices as of May 10, 1994 and on the assumption that Treasury Rates (as defined below) remain constant throughout the term of the Business Plan. Spreads (as defined below) were determined as of May 10, 1994 and the Business Plan assumes that such Spreads are held constant throughout the term of the Business Plan.

               Changes in interest rates will affect the proceeds received through Voluntary Dispositions: (i) by increasing the value of the portfolio in the event of decreases in long-term and intermediate-term U.S. Treasury Rates (Treasury Rates) or decreasing the value of the portfolio in the event of increases in Treasury Rates (assuming the interest rate differential (the Spread) between Treasury Rates and the yields on government insured mortgages remains constant) and (ii) if the Adviser deems appropriate, increasing the pace at which the Liquidating Company liquidates the portfolio in the event of decreases in Treasury Rates or decreasing the pace of such liquidation in the event of increases in Treasury Rates. In the event of a significant change in the level or expected future level of interest rates, the Liquidating Company may increase or decrease the rate of expected dispositions.

               If interest rates remain generally at the current levels, the order in which the Liquidating Company voluntarily disposes of its portfolio does not significantly impact the Annualized Total Return. Over the next three months, the Liquidating Company does not intend to voluntarily dispose of any mortgages.

               The Liquidating Company also owns equity interests (Participations) in three limited partnerships each of which owns the property underlying a government insured multifamily mortgage previously owned and sold at a tax gain by the Liquidating Company. The three Participations, which in the aggregate represent less than 1% of the Liquidating Company's total assets, are assumed to be sold on March 31, 1997, which is approximately 10 years from their date of purchase. The properties underlying the Participations are assumed to be sold at a price calculated applying a 9% capitalization rate to their projected 1997 net operating income. Based on estimates of the Adviser, net operating income on such properties is projected to increase at an annualized rate of 2% from the 1992 audited financial information for such properties. Proceeds from the sale of the properties underlying the Participations are assumed to be distributed in accordance with the terms of the respective partnership agreements. Using these assumptions, the Liquidating

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


          Company's portion of the proceeds from the sale of the Participations is expected to be $2,979,900.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


               The Liquidating Company intends to invest proceeds from scheduled mortgage payments, Voluntary Dispositions and Involuntary Dispositions in high quality short-term investments until dividends are paid by Liquidating Company. Based on current interest rates, the Business Plan assumes a short-term investment rate of 4.38% for its entire term. Changes in short-term interest rates will affect the interest income earned on amounts invested in short-term investments prior to distribution to shareholders.

               All of the Liquidating Company's expenses which are not directly based on the book value of the Liquidating Company's assets are assumed to remain substantially the same based on the Liquidating Company's prior experience, the expected rate of inflation and the expected reduction in the Liquidating Company's asset base. Annual fees and mortgage servicing fees, which are based on the book value of the Liquidating Company's assets, are assumed to decrease proportionately with decreases in the Liquidating Company's assets.

               Distributions representing ordinary income are expected to decline over time as assets are liquidated and shareholders receive return of capital. Additionally, shareholders should expect the market price of the common stock and the liquidation value of the Liquidating Company to decrease as the Liquidating Company liquidates its assets and distributes return of capital over time to its shareholders.

               Based on the foregoing assumptions, including the assumptions that a current interest rate environment will be maintained over the term of the Business Plan, the Liquidating Company expects that an investment in the Liquidating Company shares made on December 1, 1993 at a price of $9.0 per share would achieve a total return over the term of the Business Plan of approximately 4.6%. Based on the foregoing assumptions, including the assumption that a current interest rate environment will be maintained over the term of the Business Plan, the Liquidating Company expects an investment in the Liquidating Company shares made on April 29, 1994 at a price of $6.125 per share would achieve a total return over the term of the Business Plan of approximately 7.5%.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


    Fair Value of Mortgage Investments
    ----------------------------------

         In accordance with the Liquidating Company's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of December 31, 1993, the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of March 31, 1994 and December 31, 1993. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

         The fair value of the mortgage investments was based on quoted market prices.


                                                     As of March 31, 1994
                                                                                            As of December 31, 1993
                                                  Amortized             Fair              Amortized             Fair
                                                    Cost                Value               Cost                Value
                                                ------------        ------------        -----------          -----------
             Investment in mortgages            $154,521,856        $182,148,346       $191,745,878         $243,095,642
                                                ============        ============       ============         ============

        The net unrealized gains on the Liquidating Company's mortgage investments decreased as of March 31, 1994. This decrease was primarily due to a decrease in the mortgage base resulting from the disposition of 12 mortgage investments in February 1994. Also contributing to the decrease in the net unrealized gains was an increase in market interest rates, which decreases the value of the mortgage investments, as described above in "Business Plan."

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


          Liquidity
          ---------
               The Liquidating Company closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operations and to continue to qualify as a REIT. The Liquidating Company's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from the disposition of, mortgage investments held by the Liquidating Company, plus cash receipts from interest on temporary investments and cash flow received from the Liquidating Company's investment in limited partnerships, were sufficient for the three months ended March 31, 1994 and 1993 to meet operating, investing, and financing cash requirements. It is anticipated that cash receipts will be sufficient in future periods to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of dividends to shareholders. Because the Liquidating Company is a liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the three months ended March 31, 1994 and 1993, the Liquidating Company paid dividends of $1.75 and $.62 per share, respectively, of which approximately $1.14 and $.32 per share, respectively, were declared as non-taxable dividends to shareholders for tax purposes. As of March 31, 1994, there were no material commitments for capital expenditures.

               Subject to customary business considerations, there is no specific limitation on the maximum amount of debt that the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness except in connection with the maintenance of its REIT status.

          Cash Flow
          ---------
               Net cash provided by operating activities decreased for the three months ended March 31, 1994 compared to the three months ended March 31, 1993 primarily as a result of a decrease in mortgage investment income and other investment income, as previously discussed. This decrease was partially offset by a decrease in interest expense and Annual Fees, as discussed above, as well as the receipt in the first quarter of 1994 of the interest accrued on delinquent mortgages.

               Net cash provided by investing activities increased for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993. This increase was principally due to the disposition of 12 mortgage investments during the first quarter of 1994 which generated aggregate net proceeds of approximately $48.7 million as compared to the disposition of two mortgage investments during the first quarter of 1993 which generated aggregate net proceeds of approximately $11.9 million. Also contributing to the increase in net cash provided by investing activities was the purchase of other short-term investments of $78.1 million during the first quarter of 1993.

               Net cash used in financing activities increased for the three months ended March 31, 1994 compared to the three months ended March 31, 1993 due to an increase in dividends paid to shareholders attributable to an increase in net proceeds received from mortgage dispositions. This increase was also due to the receipt of proceeds from short-term debt of approximately $77.3 million during the three months ended March 31, 1993.

          PART II.  OTHER INFORMATION
          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               A report on Form 8-K was filed with the Securities and Exchange Commission on February 25, 1994, with respect to the disposition of twelve mortgage investments as described in Notes 1 and 4 of the notes to the financial statements of CRI
          Liquidating REIT, Inc., which is incorporated herein by reference.

                                      SIGNATURE


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CRI Liquidating REIT, Inc.
                                                    (Registrant)




          May 13, 1994                        By:/s/ Cynthia O. Azzara
          -----------------                      -------------------------
          Date                                    Cynthia O. Azzara
                                                  Chief Financial Officer