Form 10-Q
period 1994-06-30
CRI LIQUIDATING REIT INC
filed 1994-08-02
CIK 850143

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



                      Quarterly Report Under Section 13 OR 15(d)
                        of the Securities Exchange Act of 1934

          For the Quarter Ended       June 30, 1994
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
               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                   Class                      Outstanding at August 2, 1994
          ----------------------------        -----------------------------
          --
          Common Stock, $.01 par value                   30,422,711

                              CRI LIQUIDATING REIT, INC.

                                  INDEX TO FORM 10-Q

                         FOR THE QUARTER ENDED JUNE 30, 1994

                                                                      Page
                                                                      ----
          PART I.   Financial Information (Unaudited)

          Item 1.   Financial Statements

                    Balance Sheets - June 30, 1994 and
                      December 31, 1993 . . . . . . . . . . . . .        3

                    Statements of Income - for the three and six
                      months ended June 30, 1994 and 1993 . . . .        4

                    Statement of Changes in Shareholders' Equity -
                      for the six months ended June 30,
                      1994  . . . . . . . . . . . . . . . . . . .        5

                    Statements of Cash Flows - for the six months
                      ended June 30, 1994 and 1993  . . . . . . .        6

                    Notes to Financial Statements . . . . . . . .        8

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . .        18

          PART II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        24

          Signature . . . . . . . . . . . . . . . . . . . . . . .        25

                3

          PART I.   FINANCIAL INFORMATION
          ITEM 1.   FINANCIAL STATEMENTS

                              CRI LIQUIDATING REIT, INC.

                                    BALANCE SHEETS

                                        ASSETS
                                             June 30,     December 31,
                                               1994           1993
                                           ------------   ------------
                                            (Unaudited)
          Investment in mortgages, at
            fair value                     $174,425,446   $243,095,642

          Investment in limited
            partnerships                        316,482        436,090

          Cash and cash equivalents           3,121,020      2,907,147

          Receivables and other assets        1,647,288      2,175,453

          Deferred costs, principally
            paid to related parties, net
            of accumulated amortization of
            $1,538,909 and $1,635,320,
            respectively                        112,813        312,802
                                           ------------   ------------
               Total assets                $179,623,049   $248,927,134
                                           ============   ============


                         LIABILITIES AND SHAREHOLDERS' EQUITY

          Liabilities:
           Accounts payable and accrued
             expenses                      $    295,191   $    429,957
                                           ------------   ------------
          Commitments and contingencies

          Shareholders' equity:
            Common stock                        304,227        304,227
            Net unrealized gains on
              investment in mortgages        23,499,693     51,349,764
            Additional paid-in capital      155,523,938    196,843,186
                                           ------------   ------------
               Total shareholders' equity   179,327,858    248,497,177
                                           ------------   ------------

               Total liabilities and
                 shareholders' equity      $179,623,049   $248,927,134
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



    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS
                                                 CRI LIQUIDATING REIT, INC.
                                                    STATEMENTS OF INCOME
                                                         (Unaudited)

                                                     For the three months ended
                                                                                         For the six months ended

                                                               June 30,
                                                                                                  June 30,

                                                     ---------------------------
                                                                                        ---------------------------
                                                         1994           1993                1994           1993
                                                     ------------   ------------        ------------   ------------
    Income:
      Mortgage investment income                     $  3,828,664   $  5,509,075        $  8,121,385   $ 11,342,274
      Other investment income                              66,707        931,107             349,954      1,456,899
      Income from investment
        in limited partnerships                            61,410          5,175               7,038        120,129
                                                     ------------   ------------        ------------   ------------
                                                        3,956,781      6,445,357           8,478,377     12,919,302
    Expenses:
      Annual fee to related party                         171,346        258,446             365,847        648,243
      Interest expense                                         --        664,486                  --      1,084,580
      General and administrative                          102,121        258,695             367,414        522,118
      Amortization of deferred costs                       62,441         66,095             123,337        137,171
      Mortgage servicing fees                              34,912         49,802              74,359         99,841
                                                     ------------   ------------        ------------   ------------
                                                          370,820      1,297,524             930,957      2,491,953
                                                     ------------   ------------        ------------   ------------
    Income before gains from
      mortgage dispositions                             3,585,961      5,147,833           7,547,420     10,427,349

    Gains from mortgage dispositions                      456,640        436,123          12,282,981      2,495,024
                                                     ------------   ------------        ------------   ------------
    Net income                                       $  4,042,601   $  5,583,956        $ 19,830,401   $ 12,922,373
                                                     ============   ============        ============   ============
    Net income per share                             $        .13   $        .18        $        .65   $        .42
                                                     ============   ============        ============   ============
    Weighted average shares outstanding                30,422,711     30,422,711          30,422,711     30,422,711
                                                     ============   ============        ============   ============

                                         The accompanying notes are an integral part
                                               of these financial statements.

          5

    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                                 CRI LIQUIDATING REIT, INC.

                                        STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                           For the six months ended June 30, 1994

                                                         (Unaudited)
                                                                Net
                                                            Unrealized
                                                             Gains on      Additional                        Total

                                          Common Stock      Investment      Paid-In     Undistributed    Shareholders'
                                     Shares      Par Value in Mortgages     Capital       Net Income         Equity
                                   -----------   --------- ------------   ------------  -------------    -------------
    Balance, December 31, 1993      30,422,711   $ 304,227 $ 51,349,764   $196,843,186  $          --     $248,497,177

      Net income                            --          --           --             --     19,830,401       19,830,401

      Dividends (including return of
        capital) of $2.01 per share         --          --           --    (41,319,248)   (19,830,401)     (61,149,649)

      Adjustment to net unrealized
        gains on investment in
        mortgages due to mortgage
        dispositions                        --          --  (12,571,917)            --             --      (12,571,917)

      Adjustment to net unrealized
        gains on investment in
        mortgages due to market
        revaluation                         --          --  (15,278,154)            --             --      (15,278,154)
                                   -----------   --------- ------------   ------------  -------------     ------------
    Balance, June 30, 1994          30,422,711   $ 304,227 $ 23,499,693   $155,523,938  $          --     $179,327,858
                                   ===========   ========= ============   ============  =============     ============



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

          6
    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS
                                                 CRI LIQUIDATING REIT, INC.
                                                  STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                                                   For the six months

                                                                                    ended June 30,
                                                                                 1994            1993
                                                                             ------------    ------------
    Cash flows from operating activities:
      Net income                                                             $ 19,830,401    $ 12,922,373
      Adjustments to reconcile net income to net cash provided
        by operating activities:
        Amortization of deferred costs                                            123,337         137,171
        Mortgage discount amortization                                           (495,112)       (661,370)
        Mortgage premium amortization                                               3,245           3,340
        Other short-term investments premium amortization                              --       1,740,953
        Gains on mortgage dispositions                                        (12,282,981)     (2,495,024)
        Equity earnings from investment in limited partnerships                    (7,038)       (120,129)
        Interest received under the equity method of accounting but
          treated as a reduction of investment in limited partnerships                 --         308,093
        Changes in assets and liabilities:
          Decrease (increase) in receivables and other assets                     528,165        (391,468)
          Decrease in accounts payable and accrued expenses                      (134,766)        (15,063)
          Increase in interest payable                                                 --         729,990
                                                                             ------------    ------------
            Net cash provided by operating activities                           7,565,251      12,158,866
                                                                             ------------    ------------
    Cash flows from investing activities:
      Proceeds from mortgage dispositions                                      52,427,900      34,486,424
      Purchase of other short-term investments                                         --     (78,110,230)
      Receipt of mortgage and other short-term investment principal from
        scheduled payments                                                      1,167,073       1,524,820
      Decrease in deferred costs                                                   76,652          48,628
      Annual return from investment in limited partnerships                       126,646         126,645
                                                                             ------------    ------------
            Net cash provided by (used in) investing activities                53,798,271     (41,923,713)
                                                                             ------------    ------------

    PART I.   FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS

                                                 CRI LIQUIDATING REIT, INC.

                                            STATEMENTS OF CASH FLOWS (Continued)

                                                         (Unaudited)

                                                                                 For the six months

                                                                                    ended June 30,
                                                                                 1994            1993
                                                                             ------------    ------------


    Cash flows from financing activities:
      Dividends and return of capital paid to shareholders                    (61,149,649)    (48,351,347)
      Proceeds from short-term debt                                                    --      77,292,906
                                                                             ------------    ------------
            Net cash (used in) provided by financing activities               (61,149,649)     28,941,559
                                                                             ------------    ------------
    Net increase (decrease) in cash and cash equivalents                          213,873        (823,288)

    Cash and cash equivalents, beginning of period                              2,907,147       2,557,264
                                                                             ------------    ------------
    Cash and cash equivalents, end of period                                 $  3,121,020    $  1,733,976
                                                                             ============    ============
    Cash payments for interest expense                                       $         --    $    354,590
                                                                             ============    ============









                                         The accompanying notes are an integral part
                                               of these financial statements.

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          1.   ORGANIZATION

               CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which as of June 30, 1994, owned a portfolio of 50 United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Mortgage investments in the portfolio are comprised of 48 loans insured pursuant to programs of the United States government through the Federal Housing Administration (FHA) (FHA-Insured Loans) and 2 securities backed by FHA-Insured Loans which have been securitized by private issuers and guaranteed by the Government National Mortgage Association (GNMA) as to timely payment of principal and interest (Mortgage-Backed Securities). As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by March 31, 1997.

               The Liquidating Company was created in November 1989 in connection with the merger (the Merger) of three funds which owned government insured multifamily mortgages (the CRIIMI Funds), all of which were sponsored by CRI Inc. (CRI). The Merger resulted in two new REITs: (i) the Liquidating Company, a finite-life, self-liquidating REIT, and (ii) CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.) an infinite-life, growth-oriented REIT. CRIIMI MAE owns approximately 57% of the Liquidating Company's common stock as of June 30, 1994.

               The Liquidating Company intends to dispose of its existing government insured mortgage investments by March 31, 1997 through an orderly liquidation. Consequently, the Liquidating Company's Adviser (the Adviser) developed a business plan (the Business
          Plan) which is intended to effect the orderly liquidation of the portfolio by March 31, 1997, which plan of liquidation was approved by the Liquidating Company's Board of Directors. The Business Plan assumes that the portfolio will be liquidated by March 31, 1997 through a combination of defaults on or prepayments of (Involuntary Dispositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages. During the term of the Business Plan, the Liquidating Company expects to generate cash flow from scheduled mortgage payments, Involuntary Dispositions, Voluntary Dispositions and interest earned on short-term investments. During the six months ended June 30, 1994, the Liquidating Company disposed of thirteen mortgage investments which constituted approximately 21% of the December 31, 1993 portfolio balance. For the remaining two quarters of 1994, the Business Plan assumes an aggregate disposition of an additional 4% of the December 31, 1993 portfolio balance. In each of the next three calendar years, the Business Plan assumes a total annual disposition rate of approximately 33% of the portfolio as of December 31, 1994. Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition. The determination of whether and when to dispose of a particular government insured multifamily mortgage will be made by considering a variety of factors, including, without limitation, the market conditions at that time. As of June 30, 1994, the carrying value of the mortgage investments on a tax basis was approximately $136 million; the par value was approximately $184 million; and the fair market value was approximately $174 million.

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          2.   BASIS OF PRESENTATION

               In the opinion of the Adviser, the accompanying unaudited financial statements of the Liquidating Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Liquidating Company as of June 30, 1994 and December 31, 1993, and the results of its operations for the three and six months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993.

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

          3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Reclassification
               ----------------
               Certain amounts in the financial statements as of December 31, 1993 and for the three and six months ended June 30, 1993 have been reclassified to conform to the 1994 presentation.

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


    4.   INVESTMENT IN MORTGAGES

         As of June 30, 1994 and December 31, 1993, the Liquidating Company owned 50 and 63 mortgage investments, respectively. During the six months ended June 30, 1994, the Liquidating Company disposed of the following mortgage investments:
                                                                                                   Financial
                                Disposition/                                                       Statement       Tax Basis
                                Recognition        Type of        Amortized           Net             Gain            Gain
          Complex Name             Date          Disposition        Cost           Proceeds        Recognized (c)  Recognized (a)
    ----------------------    ----------------   ------------   ------------     ------------     ------------    ------------
    Windermere House          February 1994      Sale           $  5,896,761     $  8,162,613     $  2,265,852(b) $  2,090,613(b)
    Hidden Oaks II            February 1994      Sale              1,797,170        2,637,817          840,647(b)      788,102(b)
    The Glen                  February 1994      Sale              1,812,491        2,650,555          838,064(b)      785,586(b)
    Timberlake Apts.          February 1994      Sale of           3,465,881        4,502,330        1,036,449       1,450,746
                                                 Defaulted
                                                 Mortgage
    Lincoln Countrywood
      Apts.                   February 1994      Sale of           4,366,310        5,016,993          650,683       1,165,582
                                                 Defaulted
                                                 Mortgage
    Holly Station Tnhs. I     February 1994      Sale              3,176,619        4,184,314        1,007,695       1,383,970
    Brookridge Tnhs. II       February 1994      Sale              3,610,280        4,800,987        1,190,707       1,620,669
    Westwind Apts.            February 1994      Sale              2,852,351        3,762,095          909,744       1,246,792
    The Tree House            February 1994      Sale              4,856,892        6,393,906        1,537,014       2,112,243
    Hidden Valley Apts.       February 1994      Sale              2,889,715        3,765,154          875,439       1,213,288
    Treehaven Apts.           February 1994      Sale                904,047        1,183,758          279,711         387,159
    Holly Station Tnhs. II    February 1994      Sale              1,251,258        1,645,594          394,336         543,911
    Stonewood Village         June 1994          Prepayment        3,265,144        3,721,784          456,640         849,443
                                                                ------------     ------------     ------------    ------------
                                                                $ 40,144,919     $ 52,427,900     $ 12,282,981    $ 15,638,104
                                                                ============     ============     ============    ============
    (a)  Tax basis income is the basis for determining dividends.
    (b)  Net of aggregate incentive fees recognized of $394,812.
    (c)  Under SFAS 115 (as defined below), realized gains are calculated based on amortized cost.

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

         In accordance with the Liquidating Company's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of December 31, 1993, the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of June 30, 1994 and December 31, 1993. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

         The fair value of the mortgage investments was based on quoted market prices.


                                                       As of June 30, 1994
                                                                                           As of December 31, 1993
                                                  Amortized            Fair              Amortized             Fair
                                                    Cost               Value               Cost                Value
                                                ------------        ------------       ------------         ------------
             Investment in mortgages            $150,925,753        $174,425,446       $191,745,878         $243,095,642
                                                ============        ============       ============         ============



                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    4.   INVESTMENT IN MORTGAGES - Continued

        As of June 30, 1994 the following mortgages, classified as Investment in Mortgages, have been assigned to the United States Department of Housing and Urban Development:


                                                              Anticipated
                                                               Financial       Anticipated
                                              Net Carrying     Statement        Tax Basis
          Complex Name                          Value(a)      (Loss)/Gain         Gain
    ------------------------                  ------------    ------------    ------------
    Booker Gardens Apts.(9%)                  $     31,508    $     (3,815)   $      2,733
    Turtle Creek Apts.                           3,731,704         265,056         669,589
                                              ------------    ------------    ------------

                                              $  3,763,212    $    261,241    $    672,322
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

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


          5.   RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX
                    BASIS INCOME

               On an annual basis, the Liquidating Company expects to pay its shareholders quarterly cash dividends equal to virtually all of its tax basis income (see Note 6).

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)

    5.   RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX
              BASIS INCOME - Continued

         Reconciliations of the financial statement net income to the tax basis income for the three and six months ended June 30, 1994 and 1993 are as follows:

                                                     For the three months ended
                                                                                         For the six months ended

                                                               June 30,
                                                                                                   June 30,

                                                     ---------------------------
                                                                                        ---------------------------
                                                         1994            1993               1994           1993
                                                     ------------   ------------        ------------   ------------
    Financial statement net income                   $  4,042,601   $  5,583,956        $ 19,830,401   $ 12,922,373

    Adjustments:
      Nondeductible expense:
        Amortization of deferred costs                     62,441         66,095             123,337        137,171
    Additional income (loss) due to basis
      differences:
        Mortgage dispositions                             392,803      4,362,582           3,355,123      5,234,462
        Reamortization of mortgages                       125,599        270,123             254,361        612,946
        Amortization of premium-other short-term
          investments                                          --        998,073                  --      1,675,653
        Loss from investment in limited
          partnerships                                    (42,618)       (17,472)             (6,347)      (135,836)
                                                     ------------   ------------        ------------   ------------
    Tax basis income                                 $  4,580,826   $ 11,263,357        $ 23,556,875   $ 20,446,769
                                                     ============   ============        ============   ============
    Tax basis income per share                       $        .15   $       0.37        $        .77   $       0.67
                                                     ============   ============        ============   ============


                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


    6.   DIVIDENDS TO SHAREHOLDERS

         Dividends to shareholders consist of ordinary income, capital gain and return of capital. Shareholders should expect distributions representing ordinary income and the market price of the Liquidating Company shares to decrease as the Liquidating Company liquidates its assets and distributes return of capital over time to its shareholders. For the six months ended June 30, 1994, dividends of $2.01 per share were paid to shareholders. The composition of these dividends shown below remains subject to year-end adjustment:

                                       Non-taxable   Capital   Ordinary
                                        Dividend      Gain      Income       Total         Record Date
                                       -----------   -------   --------     -------     ------------------
    Quarter ended March 31, 1994         $ 1.14      $ 0.48     $ 0.13      $ 1.75      March 24, 1994
    Quarter ended June 30, 1994            0.11        0.03       0.12        0.26      June 20, 1994
                                         ------      ------     ------      ------
    Year-to-date June 30, 1994           $ 1.25      $  .51     $  .25      $ 2.01
                                         ======      ======     ======      ======

                              CRI LIQUIDATING REIT, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                     (Unaudited)


    7.   TRANSACTIONS WITH RELATED PARTIES

         Below is a summary of the amounts paid or accrued to related parties during the three and six months ended June 30, 1994 and 1993.

                                       For the three months ended
                                                                      For the six months ended

                                                June 30,
                                                                              June 30,

                                       --------------------------
                                                                     --------------------------
                                          1994           1993           1994           1993
                                       -----------    -----------    -----------    -----------
    Adviser:
    -------
    Annual fee                         $   171,346(c) $   258,446(c) $   365,847(c) $   648,243(c)
    Incentive fee (a)                           --             --        394,812        201,876
                                       -----------    -----------    -----------    -----------
       Total                           $   171,346    $   258,446    $   760,659    $   850,119
                                       ===========    ===========    ===========    ===========

    CRI:
    ---
    Expense reimbursement (b)          $    69,527    $    67,842    $   145,613    $   146,545
                                       ===========    ===========    ===========    ===========

    (a)  Included as a component of gains from mortgage dispositions on the accompanying statements of income.
    (b)  Included as general and administrative expenses on the accompanying statements of income.
    (c)  As a result of reaching the Carryover CRIIMI I Target Yield during the first and second quarters of 1994 the
         Liquidating Company paid deferred annual fees of $31,279 and $29,068, respectively as compared to $127,819 for the first quarter of 1993.  The amount paid in the first quarter of 1993 included deferred annual fees of
         $86,395 from the third and fourth quarters of 1992.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Results of Operations
    ---------------------

         As of June 30, 1994 and December 31, 1993, the Liquidating Company owned 50 and 63 mortgage investments, respectively.
    During the six months ended June 30, 1994, the Liquidating Company disposed of the following mortgage investments:
                                                                                                   Financial
                                Disposition/                                                       Statement       Tax Basis
                                Recognition        Type of        Amortized           Net             Gain            Gain
          Complex Name             Date          Disposition        Cost           Proceeds        Recognized (c)  Recognized (a)
    ----------------------    ----------------   ------------   ------------     ------------     ------------    ------------
    Windermere House          February 1994      Sale           $  5,896,761     $  8,162,613     $  2,265,852(b) $  2,090,613(b)
    Hidden Oaks II            February 1994      Sale              1,797,170        2,637,817          840,647(b)      788,102(b)
    The Glen                  February 1994      Sale              1,812,491        2,650,555          838,064(b)      785,586(b)
    Timberlake Apts.          February 1994      Sale of           3,465,881        4,502,330        1,036,449       1,450,746
                                                 Defaulted
                                                 Mortgage
    Lincoln Countrywood
      Apts.                   February 1994      Sale of           4,366,310        5,016,993          650,683       1,165,582
                                                 Defaulted
                                                 Mortgage
    Holly Station Tnhs. I     February 1994      Sale              3,176,619        4,184,314        1,007,695       1,383,970
    Brookridge Tnhs. II       February 1994      Sale              3,610,280        4,800,987        1,190,707       1,620,669
    Westwind Apts.            February 1994      Sale              2,852,351        3,762,095          909,744       1,246,792
    The Tree House            February 1994      Sale              4,856,892        6,393,906        1,537,014       2,112,243
    Hidden Valley Apts.       February 1994      Sale              2,889,715        3,765,154          875,439       1,213,288
    Treehaven Apts.           February 1994      Sale                904,047        1,183,758          279,711         387,159
    Holly Station Tnhs. II    February 1994      Sale              1,251,258        1,645,594          394,336         543,911
    Stonewood Village         June 1994          Prepayment        3,265,144        3,721,784          456,640         849,443
                                                                ------------     ------------     ------------    ------------
                                                                $ 40,144,919     $ 52,427,900     $ 12,282,981    $ 15,638,104
                                                                ============     ============     ============    ============
    (a)  Tax basis income is the basis for determining dividends.
    (b)  Net of aggregate incentive fees recognized of $394,812.
    (c)  Under SFAS 115 (as defined below), realized gains are calculated based on amortized cost.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


               Total income decreased for the three and six months ended June 30, 1994 as compared to the corresponding periods in 1993 primarily due to decreases in mortgage investment income, as described below.

               Mortgage investment income decreased for the three and six months ended June 30, 1994 as compared to the corresponding periods in 1993 primarily as a result of a reduction in the mortgage base resulting from the dispositions of mortgage investments during 1994 and 1993.

               Other investment income decreased for the three and six months ended June 30, 1994 as compared to the corresponding periods in 1993. These decreases were primarily attributable to income earned in 1993 from other short-term investments acquired by the Liquidating Company during 1993 (approximately $75 million) which were disposed of by December 31, 1993. These decreases were partially offset by income earned from the short-term investment of mortgage disposition proceeds received in 1994.

               Total expenses, excluding the Annual Fee, decreased for the three and six months ended June 30, 1994 from the corresponding periods in 1993 primarily due to decreases in interest expense. For the three and six months ended June 30, 1993, interest expense was based on the financing of approximately 99% of the other short-term investments acquired by the Liquidating Company in 1993 (approximately $75 million) at an interest rate of approximately 3.35%. The Liquidating Company disposed of these other short-term investments and repaid the related debt by December 31, 1993.

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

               Annual Fees decreased for the three and six months ended June 30, 1994 from the corresponding periods in 1993 primarily as a result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the Annual Fees payable by the Liquidating Company. The mortgage base has been decreasing as the Liquidating Company effects its business plan to liquidate by 1997. These decreases were also due to a reduction in the base component of the Annual Fees from .25% to .125% of average invested assets formerly held by CRIIMI III, effective January 1, 1994, in accordance with the Advisory Agreement. Also contributing to the decreases in Annual Fees were decreases in the deferred component paid for the three and six months ended June 30, 1994 as compared to the corresponding periods in 1993. During the first and second quarters of 1994 and the first six months of 1993, the Liquidating Company achieved the target yield with respect to mortgage investments formerly held by CRIIMI I and as a result paid deferred Annual Fees of $31,279, $29,068 and $127,819, respectively. The amount paid in the first six months of 1993 included deferred Annual Fees of $86,395 from the third and fourth quarters of 1992.

               Gains from mortgage dispositions increased for the three and six months ended June 30, 1994 as compared to the corresponding periods in 1993. The gains or losses on mortgage dispositions are

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


          based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the periods. The increase in gains from mortgage dispositions was primarily due to the sale of twelve mortgage investments and prepayment of one mortgage investment in 1994, all of which resulted in financial statement and tax basis gains. The Adviser disposed of twelve of the mortgages during the week before an increase in the Federal funds rate by the Federal Reserve and thereby locked-in gains before mortgage prices dropped. The thirteen dispositions resulted in financial statement gains of approximately $12.3 million and tax basis gains of approximately $15.6 million. This compares to the disposition of four mortgage investments during the six months ended June 30, 1993 that generated financial statement gains of approximately $2.5 million and tax basis gains of approximately $7.7 million.

          Business Plan
          -------------
               The Liquidating Company intends to dispose of its existing government insured mortgage investments by March 31, 1997 through an orderly liquidation. Consequently, the Liquidating Company's Adviser developed a business plan (the Business Plan) which is intended to effect the orderly liquidation of the portfolio by March 31, 1997, which plan of liquidation was approved by the Liquidating Company's Board of Directors. The Business Plan assumes that the portfolio will be liquidated by March 31, 1997 through a combination of defaults on or prepayments of (collectively, Involuntary Dispositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages. During the term of the Business Plan, the Liquidating Company expects to generate cash flow from scheduled mortgage payments, Involuntary Dispositions, Voluntary Dispositions, and interest earned on short-term investments. During the six months ended June 30, 1994, the Liquidating Company disposed of thirteen mortgage investments which constituted approximately 21% of the December 31, 1993 portfolio balance. For the remaining two quarters of 1994, the Business Plan assumes an aggregate disposition of an additional 4% of the December 31, 1993 portfolio balance. In each of the next three calendar years, the Business Plan assumes a total annual disposition rate of approximately 33% of the portfolio as of December 31, 1994. To the extent necessary, the Liquidating Company intends to make Voluntary Dispositions, in addition to any Involuntary Dispositions that occur, to attempt to achieve such 33% rate and to liquidate the portfolio by March 31, 1997 in an orderly manner.

               Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition. The determination of whether and when to dispose of a particular government insured multifamily mortgage will be made by considering a variety of factors, including, without limitation, the market conditions at that time. As of June 30, 1994, the carrying value of the mortgage investments on a tax basis was approximately $136 million; the par value was approximately $184 million; and the fair market value was approximately $174 million.

               The Business Plan assumes an annual Involuntary Disposition rate of approximately 7% of each year's beginning portfolio balance. This assumed rate is based on an average of the historic Involuntary Disposition rates experienced by the Liquidating Company and the CRIIMI Funds since January 1989. If the Liquidating Company experiences Involuntary Dispositions in excess of 7% of a given calendar year's beginning portfolio balance, the Liquidating Company will most likely make fewer Voluntary Dispositions in an attempt to maintain the approximately 33% total disposition rate during such year.

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


          During the period from January 1, 1989 through December 31, 1993, approximately 90% of the proceeds received by the Liquidating Company from Involuntary Dispositions have been from defaults on government insured multifamily mortgages. Accordingly, Involuntary Dispositions are assumed for purposes of the Business Plan to be defaults and not prepayments. Defaults on government insured multifamily mortgages return 99% of the face value in the case of FHA-Insured Loans and 100% of the face value in the case of GNMA Securities, and prepayments return 100% of face value plus any applicable prepayment penalty. Decreases in occupancy levels, rental rates or capital appreciation of any property underlying a government insured multifamily mortgage may result in the mortgagor being unable or unwilling to make required payments on the government insured multifamily mortgage and thereby defaulting. Coupon rates in the portfolio range from 7.0% to 11.18%. Primarily mortgages with higher coupons were selected to comprise the 7% annual Involuntary Disposition rate. Based on the Liquidating Company's experience, however, mortgages at any one coupon rate are no more likely to default than mortgages at any other coupon rates.

               To estimate proceeds from Voluntary Dispositions, government insured multifamily mortgages are grouped with similar coupons and/or maturities and are priced in each successive year assuming a declining weighted average maturity. Government insured multifamily mortgages are assumed to be sold based on prices as of June 28, 1994 and on the assumption that Treasury Rates (as defined below) remain constant throughout the term of the Business Plan. Spreads (as defined below) were determined as of June 28, 1994 and the Business Plan assumes that such Spreads are held constant throughout the term of the Business Plan.

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

               If interest rates remain generally at the current levels, the order in which the Liquidating Company may voluntarily dispose of its portfolio would be: first, high to low coupon non-putable mortgages, then putable mortgages. Over the next three months, the Liquidating Company does not intend to voluntarily dispose of any mortgages.

               The Liquidating Company also owns equity interests (Participations) in three limited partnerships, each of which owns the property underlying a government insured multifamily mortgage previously owned and sold at a tax gain by the Liquidating Company. The three Participations, which in the aggregate represent less than 1% of the Liquidating Company's total assets, are assumed to be sold on March 31, 1997, which is approximately 10 years from their date of purchase. The properties underlying the Participations are assumed to be sold at a price calculated by applying an approximate 9% capitalization rate to their projected 1997 net operating income. Based on estimates of the Adviser, net operating income on such properties is projected to increase at an annualized rate of 2% from the 1992 audited financial information for such properties. Proceeds from the sale of the properties underlying the

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


          Participations are assumed to be distributed in accordance with the terms of the respective partnership agreements. Using these assumptions, the Liquidating Company's portion of the proceeds from the sale of the Participations is expected to be approximately $2,980,000.

               In July, 1994 the Liquidating Company received correspondence from the Local General Partner regarding the potential purchase of Liquidating Company's partnership interests in Laurel Investors Limited Partnership. The Liquidating Company is currently evaluating its alternatives. Although the outcome of this transaction is unknown, if the Liquidating Company did sell its partnership interest in Laurel Investors Limited Partnership, there would not be a material adverse impact.

               The Liquidating Company intends to invest proceeds from scheduled mortgage payments, Voluntary Dispositions and Involuntary Dispositions in high quality short-term investments until dividends are paid by the Liquidating Company. Based on current interest rates, the Business Plan assumes a short-term investment rate of 4.53% for its entire term. Changes in short-term interest rates will affect the interest income earned on amounts invested in short-term investments prior to distribution to shareholders.

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

               Based on the foregoing assumptions, including the assumptions that a current interest rate environment will be maintained over the term of the Business Plan, the Liquidating Company expects that an investment in the Liquidating Company shares made on December 1, 1993 at a price of $9.00 per share would achieve a total return over the term of the Business Plan of approximately 4.5%. Based on the foregoing assumptions, including the assumption that a current interest rate environment will be maintained over the term of the Business Plan, the Liquidating Company expects an investment in the Liquidating Company shares made on June 30, 1994 at a price of $5.625 per share would achieve a total return over the term of the Business Plan of approximately 11%. The change in the total return is principally attributable to the change in the interest rate environment from December, 1993 to June, 1994.

    PART I.   FINANCIAL INFORMATION
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL   CONDITION  AND   RESULTS  OF   OPERATIONS  -
    Continued


    Fair Value of Mortgage Investments
    ----------------------------------

         In accordance with the Liquidating Company's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of December 31, 1993, the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of June 30, 1994 and December 31, 1993. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

         The fair value of the mortgage investments was based on quoted market prices.


                                                       As of June 30, 1994
                                                                                           As of December 31, 1993
                                                  Amortized            Fair              Amortized             Fair
                                                    Cost               Value               Cost                Value
                                                ------------        ------------       ------------         ------------
             Investment in mortgages            $150,925,753        $174,425,446       $191,745,878         $243,095,642
                                                ============        ============       ============         ============

        The net unrealized gains on the Liquidating Company's mortgage investments decreased as of June 30, 1994. This decrease was primarily due to a decrease in the mortgage base resulting from the disposition of 13 mortgage investments in 1994. Also contributing to the decrease in the net unrealized gains was an increase in market interest rates, which decreases the value of the mortgage investments, as described above in "Business Plan."

          PART I.   FINANCIAL INFORMATION
          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL  CONDITION   AND  RESULTS  OF   OPERATIONS  -
          Continued


          Liquidity
          ---------
               The Liquidating Company closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operations and to continue to qualify as a REIT. The Liquidating Company's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from the disposition of, mortgage investments held by the Liquidating Company, plus cash receipts from interest on temporary investments and cash flow received from the Liquidating Company's investment in limited partnerships, were sufficient for the six months ended June 30, 1994 and 1993 to meet operating, investing, and financing cash requirements. It is anticipated that cash receipts will be sufficient in future periods to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of dividends to shareholders. Because the Liquidating Company is a liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the six months ended June 30, 1994 and 1993, the Liquidating Company paid dividends of $2.01 and $1.59 per share, respectively, of which approximately $1.25 and $.92 per share, respectively, were declared as non-taxable dividends to shareholders for tax purposes. As of June 30, 1994, there were no material commitments for capital expenditures.

               Subject to customary business considerations, there is no specific limitation on the maximum amount of debt that the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness except in connection with the maintenance of its REIT status.

          Cash Flow
          ---------
               Net cash provided by operating activities decreased for the six months ended June 30, 1994 compared to the six months ended June 30, 1993 primarily as a result of a decrease in mortgage investment income and other investment income, as previously discussed. This decrease was partially offset by a decrease in interest expense and Annual Fees, as discussed above, as well as the receipt in the first and second quarters of 1994 of the interest accrued on delinquent mortgages.

               Net cash provided by investing activities increased for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993. This increase was principally due to the disposition of thirteen mortgage investments during the first and second quarters of 1994 which generated aggregate net proceeds of approximately $52.4 million as compared to the disposition of four mortgage investments during the first and second quarters of 1993 which generated aggregate net proceeds of approximately $34.5 million. Also contributing to the increase in net cash provided by investing activities was the purchase of other short-term investments of $78.1 million during the first and second quarters of 1993.

               Net cash used in financing activities increased for the six months ended June 30, 1994 compared to the six months ended June 30, 1993 due to an increase in dividends paid to shareholders attributable to an increase in net proceeds received from mortgage dispositions. This increase was also due to the receipt of proceeds from short-term debt of approximately $77.3 million during the six months ended June 30, 1993.

          PART II.  OTHER INFORMATION
          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1994.

               All other items are not applicable.

                                      SIGNATURE


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 CRI Liquidating REIT, Inc.
                                                       (Registrant)




          August 2, 1994                     By: /s/ Cynthia O. Azzara
          ---------------                        -----------------------
          Date                                   Cynthia O. Azzara
                                                 Chief Financial Officer