Form 10-Q
period 1994-09-30
CRI LIQUIDATING REIT INC
filed 1994-11-14
CIK 850143

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549



              Quarterly Report Under Section 13 OR 15(d)
                of the Securities Exchange Act of 1934



For the Quarter Ended     September 30, 1994
                          ------------------


Commission file number         1-10359
                          -----------------


                    CRI LIQUIDATING REIT, INC.
- -----------------------------------------------------------------
       (Exact name of registrant as specified in charter)


             Maryland                            52-1647537
- -------------------------------------      ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)


11200 Rockville Pike, Rockville, Maryland           20852
- -----------------------------------------  ----------------------
(Address of principal executive offices)          (Zip Code)


                          (301) 468-9200
- -----------------------------------------------------------------
       (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject  to such filing requirements  for the past 90 days.   Yes [X]
No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                     Outstanding at November 14, 1994
- ----------------------------       --------------------------------
Common Stock, $.01 par value                   30,422,711

/Page

                      CRI LIQUIDATING REIT, INC.

                          INDEX TO FORM 10-Q

               FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                                                            Page
                                                            ----
PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - September 30, 1994 and
            December 31, 1993 . . . . . . . . . . . . . . .    3

          Statements of Income - for the three and nine
            months ended September 30, 1994 and 1993  . . .    4

          Statement of Changes in Shareholders' Equity -
            for the nine months ended September 30,
            1994  . . . . . . . . . . . . . . . . . . . . .    5

          Statements of Cash Flows - for the nine months
            ended September 30, 1994 and 1993 . . . . . . .    6

          Notes to Financial Statements . . . . . . . . . .    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . .    14

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .    22

Signature . . . . . . . . . . . . . . . . . . . . . . . . .    23

/Page

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      CRI LIQUIDATING REIT, INC.

                            BALANCE SHEETS

                                ASSETS

                                   September 30,  December 31,
                                       1994           1993
                                   ------------   ------------
                                   (Unaudited)
Investment in mortgages, at
  fair value                       $171,250,886   $243,095,642

Investment in limited
  partnerships                          226,976        436,090

Cash and cash equivalents             3,088,939      2,907,147

Receivables and other assets          1,624,889      2,175,453

Deferred costs, principally
  paid to related parties, net
  of accumulated amortization of
  $1,548,981 and $1,635,320,
  respectively                          118,170        312,802
                                   ------------   ------------
     Total assets                  $176,309,860   $248,927,134
                                   ============   ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable and accrued
   expenses                        $    222,308   $    429,957
                                   ------------   ------------
Commitments and contingencies

Shareholders' equity:
  Common stock                          304,227        304,227
  Net unrealized gains on
    investment in mortgages          21,043,639     51,349,764
  Additional paid-in capital        154,739,686    196,843,186
                                   ------------   ------------
     Total shareholders' equity     176,087,552    248,497,177
                                   ------------   ------------

     Total liabilities and
       shareholders' equity        $176,309,860   $248,927,134
                                   ============   ============

              The accompanying notes are an integral part
                    of these financial statements.
/PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                      CRI LIQUIDATING REIT, INC.
                         STATEMENTS OF INCOME
                              (Unaudited)


                                             For the three months ended        For the nine months ended
                                                    September 30,                     September 30,
                                               1994             1993             1994             1993
                                           ------------     ------------     ------------     ------------
Income:
  Mortgage investment income               $  3,744,141     $  5,266,398     $ 11,865,526     $ 16,608,672
  Other investment income                       103,827          940,004          453,781        2,396,903
  (Loss)/income from investment
    in limited partnerships                     (26,183)         (80,817)         (19,145)          39,312
                                           ------------     ------------     ------------     ------------
                                              3,821,785        6,125,585       12,300,162       19,044,887
Expenses:
  Annual fee to related party                   167,714          240,703          533,561          888,946
  Interest expense                                   --          671,591               --        1,756,171
  General and administrative                    134,034          446,786          501,448          968,904
  Amortization of deferred costs                 10,073           62,040          133,410          199,211
  Mortgage servicing fees                        34,254           46,518          108,613          146,359
                                           ------------     ------------     ------------     ------------
                                                346,075        1,467,638        1,277,032        3,959,591
                                           ------------     ------------     ------------     ------------
Income before net (loss) gain
  from mortgage disposition                   3,475,710        4,657,947       11,023,130       15,085,296

Net (loss) gain from mortgage
  dispositions                                     (782)         509,567       12,282,199        3,004,591
                                           ------------     ------------     ------------     ------------
Net income                                 $  3,474,928     $  5,167,514     $ 23,305,329     $ 18,089,887
                                           ============     ============     ============     ============
Net income per share                       $        .11     $        .17     $        .77     $        .59
                                           ============     ============     ============     ============
Weighted average shares outstanding          30,422,711       30,422,711       30,422,711       30,422,711
                                           ============     ============     ============     ============


                       The accompanying notes are an integral part
                    of these financial statements.
/PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      CRI LIQUIDATING REIT, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

             For the nine months ended September 30, 1994

                              (Unaudited)

                                                                  Net
                                                               Unrealized
                                                                Gains on          Additional                            Total
                                         Common Stock          Investment          Paid-In         Undistributed     Shareholders'
                                    Shares       Par Value    in Mortgages         Capital           Net Income         Equity
                                  -----------    ---------    ------------       ------------      -------------     -------------
Balance, December 31,
 1993                              30,422,711    $ 304,227    $ 51,349,764       $196,843,186      $          --     $248,497,177

  Net income                               --           --              --                 --         23,305,329       23,305,329

  Dividends (including
    return of capital) of
    $2.15 per share                        --           --              --        (42,103,500)       (23,305,329)     (65,408,829)

  Adjustment to net
    unrealized gains on
    investment in
    mortgages due to
    mortgage dispositions                  --           --     (12,588,768)                --                 --      (12,588,768)

  Adjustment to net
    unrealized gains on
    investment in
    mortgages due to market
    revaluation                            --           --     (17,717,357)                --                 --      (17,717,357)
                                  -----------    ---------    ------------       ------------      -------------     ------------
Balance, September 30,
  1994                             30,422,711    $ 304,227    $ 21,043,639       $154,739,686      $          --     $176,087,552
                                  ===========    =========    ============       ============      =============     ============


                       The accompanying notes are an integral part
                    of these financial statements.
/PAGE

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      CRI LIQUIDATING REIT, INC.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                              For the nine months
                                                                              ended September 30,
                                                                            1994              1993
                                                                        ------------      ------------
Cash flows from operating activities:
  Net income                                                            $ 23,305,329      $ 18,089,887
  Adjustments to reconcile net income to
    net cash provided by
    operating activities:
    Amortization of deferred costs                                           133,410           199,211
    Mortgage discount amortization                                          (736,264)         (972,402)
    Mortgage premium amortization                                              4,847             5,042
    Other short-term investments premium amortization                             --         2,785,524
    Net gain from mortgage dispositions                                  (12,282,199)       (3,004,591)
    Equity loss (earnings) from investment in limited
      partnerships                                                            19,145           (39,312)
    Interest received under the equity
      method of accounting but treated as a
      reduction of investment in limited partnerships                             --           308,093
    Changes in assets and liabilities:
      Decrease (increase) in receivables and
        other assets                                                         550,564          (415,170)
      (Decrease) increase in accounts payable
        and accrued expenses                                                (207,649)          248,568
      Increase in interest payable                                                --         1,401,581
                                                                        ------------      ------------
        Net cash provided by operating activities                         10,787,183        18,606,431
                                                                        ------------      ------------
Cash flows from investing activities:
  Proceeds from mortgage dispositions                                     52,806,608        34,486,424
  Purchase of other short-term investments                                        --       (78,110,230)
  Proceeds from sale of HUD debentures                                            --         5,914,256
  Receipt of mortgage and other short-term
    investment principal from scheduled payments                           1,745,639         2,494,668
  Decrease in deferred costs                                                  61,222            61,281
  Annual return from investment in
    limited partnerships                                                     189,969           189,969
                                                                        ------------      ------------
        Net cash provided by (used in)
          investing activities                                            54,803,438       (34,963,632)
                                                                        ------------      ------------
Cash flows from financing activities:
  Dividends and return of capital paid to
    shareholders                                                         (65,408,829)      (54,740,115)
  Proceeds from short-term debt                                                   --        77,292,906
                                                                        ------------      ------------
        Net cash (used in) provided by
          financing activities                                           (65,408,829)       22,552,791
                                                                        ------------      ------------
Net increase in cash and cash equivalents                                    181,792         6,195,590


Cash and cash equivalents, beginning of period                             2,907,147         2,557,264
                                                                        ------------      ------------
Cash and cash equivalents, end of period                                $  3,088,939      $  8,752,854
                                                                        ============      ============
Cash payments for interest expense                                      $         --      $    354,590
                                                                        ============      ============

                       The accompanying notes are an integral part
                    of these financial statements.
/PAGE

                      CRI LIQUIDATING REIT, INC.

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)


1.   ORGANIZATION

     CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which as of September 30, 1994, owned a portfolio of 49 United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Mortgage investments in the portfolio are comprised of 47 loans insured pursuant to programs of the United States government through the Federal Housing Administration (FHA) (FHA-Insured Loans) and 2 securities backed by FHA-Insured Loans which have been securitized by private issuers and guaranteed by the Government National Mortgage Association (GNMA) as to timely payment of principal and interest (Mortgage-Backed Securities). As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by 1997.

     The Liquidating Company was created in November 1989 in connection with the merger (the Merger) of three funds which owned government insured multifamily mortgages (the CRIIMI Funds), all of which were sponsored by C.R.I. Inc. (CRI). The Merger resulted in two new REITs: (i) the Liquidating Company, a finite-life, self-liquidating REIT, and (ii) CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.) an infinite-life, growth-oriented REIT. CRIIMI MAE owns approximately 57% of the Liquidating Company's common stock as of September 30, 1994.

     The Liquidating Company intends to dispose of its existing government insured mortgage investments by 1997 through an orderly liquidation. Consequently, the Liquidating Company's Adviser (the Adviser) developed a business plan (the Business Plan) which is intended to effect the orderly liquidation of the portfolio by the end of 1997, which plan of liquidation was approved by the Liquidating Company's Board of Directors. The Business Plan assumes that the portfolio will be liquidated by 1997 through a combination of defaults on or prepayments of (Involuntary Dispositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages. During the term of the Business Plan, the Liquidating Company expects to generate cash flow from scheduled mortgage payments, Involuntary Dispositions, Voluntary Dispositions and interest earned on short-term investments. During the nine months ended September 30, 1994, the Liquidating Company disposed of fourteen mortgage investments which constituted approximately 21% of the December 31, 1993 portfolio balance. On October 28, 1994, in accordance with the Business Plan, the Liquidating Company received proceeds from the sale of four mortgage investments (see Note 9), constituting approximately an additional 4% of the December 31, 1993 portfolio balance. In each of the next three calendar years, the Business Plan assumes a total annual disposition rate of approximately 33% of the portfolio as of December 31, 1994. Although the Liquidating Company expects to

                      CRI LIQUIDATING REIT, INC.

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

1.   ORGANIZATION - Continued

profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition. The determination of whether and when to dispose of a particular government insured multifamily mortgage will be made by considering a variety of factors, including, without limitation, the market conditions at that time. As of September 30, 1994, the carrying value of the mortgage investments on a tax basis was approximately $135 million; the par value was approximately $183 million; and the fair market value was approximately $171 million.

2.   BASIS OF PRESENTATION

     In the opinion of the Adviser, the accompanying unaudited financial statements of the Liquidating Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Liquidating Company as of September 30, 1994 and December 31, 1993, and the results of its operations for the three and nine months ended
September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Reclassification
     ----------------
     Certain amounts in the financial statements as of December 31, 1993 and for the three and nine months ended September 30, 1993 have been reclassified to conform to the 1994 presentation.

                      CRI LIQUIDATING REIT, INC.

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)


4.   INVESTMENT IN MORTGAGES

     As of September 30, 1994 and December 31, 1993, the Liquidating Company owned 49 and 63 mortgage investments, respectively. During the nine months ended September 30, 1994, the Liquidating Company disposed of the following mortgage investments:

                                                                                       Financial
                           Disposition/                                                Statement       Tax Basis
                           Recognition       Type of       Amortized       Net         Gain/(Loss)       Gain
   Complex Name               Date         Disposition       Cost        Proceeds     Recognized(c)   Recognized(a)
- -------------------       -------------    ------------  ------------   -----------   ------------    ------------
Windermere House          February 1994    Sale          $ 5,896,761    $ 8,162,613   $ 2,265,852(b)  $ 2,090,613(b)
Hidden Oaks II            February 1994    Sale            1,797,170      2,637,817       840,647(b)      788,102(b)
The Glen                  February 1994    Sale            1,812,491      2,650,555       838,064(b)      785,586(b)
Timberlake Apts.          February 1994    Sale of         3,465,881      4,502,330     1,036,449       1,450,746
                                           Defaulted
                                           Mortgage
Lincoln Countrywood
  Apts.                   February 1994    Sale of         4,366,310      5,016,993       650,683       1,165,582
                                           Defaulted
                                           Mortgage
Holly Station
  Tnhs. I                 February 1994    Sale            3,176,619      4,184,314     1,007,695       1,383,970
Brookridge Tnhs. II       February 1994    Sale            3,610,280      4,800,987     1,190,707       1,620,669
Westwind Apts.            February 1994    Sale            2,852,351      3,762,095       909,744       1,246,792
The Tree House            February 1994    Sale            4,856,892      6,393,906     1,537,014       2,112,243
Hidden Valley Apts.       February 1994    Sale            2,889,715      3,765,154       875,439       1,213,288
Treehaven Apts.           February 1994    Sale              904,047      1,183,758       279,711         387,159
Holly Station
  Tnhs. II                February 1994    Sale            1,251,258      1,645,594       394,336         543,911
Stonewood Village         June 1994        Prepayment      3,265,144      3,721,784       456,640         849,443
Parker House Apts.        July 1994        Prepayment        379,490        378,708          (782)         75,443
                                                         -----------    -----------   -----------     -----------
                                                         $40,524,409    $52,806,608   $12,282,199     $15,713,547
                                                         ===========    ===========   ===========     ===========
(a)     Tax basis income is the basis for determining dividends.
(b)     Net of aggregate incentive fees recognized of $394,812.
(c)     Under SFAS 115 (as defined below), realized gains are calculated based on amortized cost.

/TABLE></PAGE

                      CRI LIQUIDATING REIT, INC.

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

4.   INVESTMENT IN MORTGAGES - Continued

     In accordance with the Liquidating Company's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of December 31, 1993, the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of September 30, 1994 and December 31, 1993. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

     The fair value of the mortgage investments was based on quoted market prices.

                                     As of September 30, 1994                As of December 31, 1993
                                   Amortized            Fair               Amortized           Fair
                                     Cost               Value                Cost              Value
                                  ------------       ------------         ------------      ------------
Investment in mortgages           $150,207,247       $171,250,886         $191,745,878      $243,095,642
                                  ============       ============         ============      ============



         As of September 30, 1994 the Liquidating Company has assigned the following mortgages, classified as Investment in Mortgages, to the United States Department of Housing and Urban Development:


                                                                  Anticipated
                                                                   Financial               Anticipated
                                        Net Carrying               Statement                Tax Basis
      Complex Name                        Value(a)                (Loss)/Gain                 Gain
- ------------------------                ------------              ------------             ------------
Booker Gardens Apts.(9%)                $     31,508              $     (3,815)            $      2,733
Turtle Creek Apts. (b)                     3,733,573                   266,924                  669,589
                                        ------------              ------------             ------------

                                        $  3,765,081              $    263,109             $    672,322
                                        ============              ============             ============

(a)      In connection with the Liquidating Company's implementation of SFAS 115, all mortgage investments are recorded at fair value.

(b)      The Liquidating Company expects to receive the proceeds from the assignment of Turtle
       Creek Apartments during the fourth quarter of 1994.
/TABLE

                      CRI LIQUIDATING REIT, INC.

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)


5.   RECONCILIATION OF FINANCIAL STATEMENT NET INCOME TO TAX
     BASIS INCOME

     On an annual basis, the Liquidating Company expects to pay its shareholders quarterly cash dividends equal to virtually all of its tax basis income (see Note 6).

     Reconciliations of the financial statement net income to the tax basis income for the three and nine months ended September 30, 1994 and 1993 are as follows:

                                             For the three months ended        For the nine months ended
                                                   September 30,                     September 30,
                                               1994             1993             1994             1993
                                           ------------     ------------     ------------     ------------
Financial statement net income             $  3,474,928     $  5,167,514     $ 23,305,329     $ 18,089,887

Adjustments:
  Nondeductible expense:
    Amortization of deferred costs               10,073           62,040          133,410          199,211
Additional income (loss) due
  to basis differences:
    Mortgage dispositions                        76,225          672,180        3,431,348        5,906,642
    Reamortization of mortgages                 125,620          221,297          379,981          834,243
    Amortization of premium-other
      short-term investments                         --        1,026,693               --        2,702,346
    Income (loss) from investment
      in limited partnerships                     2,097           59,151           (4,250)         (76,685)
                                           ------------     ------------     ------------     ------------
Tax basis income                           $  3,688,943     $  7,208,875     $ 27,245,818     $ 27,655,644
                                           ============     ============     ============     ============
Tax basis income per share                 $       0.12     $       0.24     $       0.90     $       0.91
                                           ============     ============     ============     ============



6.   DIVIDENDS TO SHAREHOLDERS

     Dividends to shareholders consist of ordinary income, capital gain and return of capital. Shareholders should expect distributions representing ordinary income and the market price of the Liquidating Company shares to decrease as the Liquidating Company liquidates its assets and distributes return of capital over time to its shareholders. For the nine months ended September 30, 1994, dividends of $2.15 per share were paid to shareholders. The composition of these dividends shown below remains subject to year-end adjustment:

                      CRI LIQUIDATING REIT, INC.

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)

6.   DIVIDENDS TO SHAREHOLDERS - Continued

                                  Non-taxable      Capital      Ordinary
                                   Dividend         Gain         Income      Total          Record Date
                                  -----------      -------      --------     -------     ------------------
Quarter ended
   March 31, 1994                 $      1.14      $  0.48       $  0.13     $  1.75     March 24, 1994
Quarter ended
   June 30, 1994                         0.11         0.03          0.12        0.26     June 20, 1994
Quarter ended
   September 30, 1994                    0.02           --          0.12        0.14     September 19, 1994
                                  -----------      -------       -------     -------
Year-to-date
  September 30, 1994              $      1.27      $  0.51       $  0.37     $  2.15
                                  ===========      =======       =======     =======

7.   TRANSACTIONS WITH RELATED PARTIES

     Below is a summary of the amounts paid or accrued to related parties during the three and nine months ended September 30, 1994 and 1993.

                                           For the three months ended        For the nine months ended
                                                 September 30,                     September 30,
                                           ---------------------------       ---------------------------
                                               1994             1993             1994             1993
                                           -----------      -----------      -----------      -----------
Adviser:
- -------
Annual fee                                 $   167,714(c)   $   240,703(c)   $   533,561(c)   $   888,946(c)
Incentive fee (a)                                   --               --          394,812          201,876
                                           -----------      -----------      -----------      -----------
   Total                                   $   167,714      $   240,703      $   928,373      $ 1,090,822
                                           ===========      ===========      ===========      ===========

CRI:
- ---
Expense reimbursement (b)                  $    71,243      $    53,201      $   216,856      $   199,746
                                           ===========      ===========      ===========      ===========

(a)      Included as a component of net (loss) gain from mortgage dispositions on the accompanying statements of income.
(b)      Included as general and administrative expenses on the accompanying statements of income.
(c)      As a result of reaching the Carryover CRIIMI I Target Yield during the first, second and third quarters of
         1994, the Liquidating Company paid deferred annual fees of $31,279, $29,068 and $29,175, respectively, as compared to $127,819 for the first quarter of 1993.  The amount paid in the first quarter of 1993 included deferred annual fees of $86,395 from the third and fourth quarters of 1992.
/TABLE

                      CRI LIQUIDATING REIT, INC.

                     NOTES TO FINANCIAL STATEMENTS

                              (Unaudited)



8.   INVESTMENT IN LIMITED PARTNERSHIPS

     The Liquidating Company owns equity interests (Participations) in three limited partnerships, each of which owns the property underlying a government insured multifamily mortgage previously owned and sold at a tax gain by the Liquidating Company.

     In September 1994 the Liquidating Company entered into an option agreement granting the option to an affiliate of the general partner to purchase the Liquidating Company's limited partner interest in Laurel Investors Limited Partnership (one of the Participations), on or before December 30, 1997. In the event the option is not exercised, the Liquidating Company can require the general partner to purchase its interest. The Liquidating Company intends to sell its partnership interest in Laurel Investors Limited Partnership prior to December 30, 1997. It is not anticipated that such sale will result in any material adverse impact on the results of operations of the Liquidating Company.

9.   SUBSEQUENT EVENT

     On October 28, 1994, in accordance with the Business Plan, the Liquidating Company sold four mortgage investments, one of which resulted in a financial statement gain and all of which resulted in tax basis gains. The four dispositions resulted in net financial statement losses of approximately $26,000 and tax basis gains of approximately $1,947,000. The sales of these mortgage investments constitute approximately 4% of the December 31, 1993 portfolio balance.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
     As of September 30, 1994 and December 31, 1993, the Liquidating Company owned 49 and 63 mortgage investments, respectively. During the nine months ended September 30, 1994, the Liquidating Company disposed of the following mortgage investments:

                                                                                       Financial
                           Disposition/                                                Statement       Tax Basis
                           Recognition       Type of       Amortized       Net         Gain/(Loss)       Gain
   Complex Name               Date         Disposition       Cost        Proceeds     Recognized(c)   Recognized(a)
- -------------------       -------------    ------------  ------------   -----------   ------------    ------------
Windermere House          February 1994    Sale          $ 5,896,761    $ 8,162,613   $ 2,265,852(b)  $ 2,090,613(b)
Hidden Oaks II            February 1994    Sale            1,797,170      2,637,817       840,647(b)      788,102(b)
The Glen                  February 1994    Sale            1,812,491      2,650,555       838,064(b)      785,586(b)
Timberlake Apts.          February 1994    Sale of         3,465,881      4,502,330     1,036,449       1,450,746
                                           Defaulted
                                           Mortgage
Lincoln Countrywood
  Apts.                   February 1994    Sale of         4,366,310      5,016,993       650,683       1,165,582
                                           Defaulted
                                           Mortgage
Holly Station
  Tnhs. I                 February 1994    Sale            3,176,619      4,184,314     1,007,695       1,383,970
Brookridge Tnhs. II       February 1994    Sale            3,610,280      4,800,987     1,190,707       1,620,669
Westwind Apts.            February 1994    Sale            2,852,351      3,762,095       909,744       1,246,792
The Tree House            February 1994    Sale            4,856,892      6,393,906     1,537,014       2,112,243
Hidden Valley Apts.       February 1994    Sale            2,889,715      3,765,154       875,439       1,213,288
Treehaven Apts.           February 1994    Sale              904,047      1,183,758       279,711         387,159
Holly Station
  Tnhs. II                February 1994    Sale            1,251,258      1,645,594       394,336         543,911
Stonewood Village         June 1994        Prepayment      3,265,144      3,721,784       456,640         849,443
Parker House Apts.        July 1994        Prepayment        379,490        378,708          (782)         75,443
                                                         -----------    -----------   -----------     -----------
                                                         $40,524,409    $52,806,608   $12,282,199     $15,713,547
                                                         ===========    ===========   ===========     ===========
(a)     Tax basis income is the basis for determining dividends.
(b)     Net of aggregate incentive fees recognized of $394,812.
(c)     Under SFAS 115 (as defined below), realized gains are calculated based on amortized cost.



         Total income decreased for the three and nine months ended September 30, 1994 as compared to the corresponding periods in 1993 primarily due to decreases in mortgage investment income, as described below.

     Mortgage investment income decreased for the three and nine months ended September 30, 1994 as compared to the corresponding periods in 1993 primarily as a result of a reduction in the mortgage base during 1994 and 1993.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


     Other investment income decreased for the three and nine months ended September 30, 1994 as compared to the corresponding periods in 1993. These decreases were primarily attributable to income earned in 1993 from other short-term investments acquired by the Liquidating Company during 1993 (approximately $78 million) which were disposed of by December 31, 1993. These decreases were partially offset by income earned from the short-term investment of mortgage disposition proceeds received in 1994.

     Total expenses decreased for the three and nine months ended September 30, 1994 from the corresponding periods in 1993 primarily due to decreases in interest expense and general and administrative expense. For the three and nine months ended September 30, 1993, interest expense was based on the financing of approximately 99% of the other short-term investments acquired by the Liquidating Company in 1993 (approximately $78 million) at an interest rate of approximately 3.35%. The Liquidating Company disposed of these other short-term investments and repaid the related debt by December 31, 1993. General and administrative expense decreased for the three and nine months ended September 30, 1994 as compared to the corresponding periods in 1993 primarily as a result of a reduction in the mortgage base resulting from the dispositions of mortgage investments during 1994 and 1993 and due to the over accrual of certain expenses in 1993.

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

     Annual Fees decreased for the three and nine months ended September 30, 1994 from the corresponding periods in 1993 primarily as a result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the Annual Fees payable by the Liquidating Company. The mortgage base has been decreasing as the Liquidating Company effects its business plan to liquidate by 1997. These decreases were also due to a reduction in the base component of the Annual Fees from .25% to .125% of average invested assets formerly held by CRIIMI III, effective January 1, 1994, in accordance with the Advisory Agreement. Also contributing to the decreases in Annual Fees were decreases in the deferred component paid for the three and nine months ended September 30, 1994 as compared to the corresponding periods in 1993. During the first, second and third quarters of 1994 and the first quarter of 1993, the Liquidating Company achieved the target yield with respect to mortgage investments formerly held by CRIIMI I and as a result paid deferred Annual Fees of $31,279,

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


$29,068, $29,175 and $127,819, respectively. The amount paid in 1993 included deferred Annual Fees of $86,395 from the third and fourth quarters of 1992.

     Net (loss) gain from mortgage dispositions increased for the three and nine months ended September 30, 1994 as compared to the corresponding periods in 1993. The gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the periods. The increase in gains from mortgage dispositions was primarily due to the sale of twelve mortgage investments and prepayment of two mortgage investments in 1994, thirteen of which resulted in financial statement gains and all of which resulted in tax basis gains. The fourteen dispositions resulted in net financial statement gains of approximately $12.3 million and tax basis gains of approximately $15.7 million. This compares to the disposition of five mortgage investments during the nine months ended September 30, 1993 that generated financial statement gains of approximately $3.0 million and tax basis gains of approximately $8.9 million.

Business Plan
- -------------
     The Liquidating Company intends to dispose of its existing government insured mortgage investments by the end of 1997 through an orderly liquidation. Consequently, the Liquidating Company's Adviser developed the Business Plan which is intended to effect the orderly liquidation of the portfolio by 1997, which plan of liquidation was approved by the Liquidating Company's Board of Directors. The Business Plan assumes that the portfolio will be liquidated by 1997 through a combination of defaults on or prepayments of (collectively, Involuntary Dispositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages. During the term of the Business Plan, the Liquidating Company expects to generate cash flow from scheduled mortgage payments, Involuntary Dispositions, Voluntary Dispositions, and interest earned on short-term investments. During the nine months ended September 30, 1994, the Liquidating Company disposed of fourteen mortgage investments which constituted approximately 21% of the December 31, 1993 portfolio balance. On October 28, 1994, in accordance with the Business Plan, the Liquidating Company received proceeds from the sale of four mortgage investments, constituting approximately 4% of the December 31, 1993 portfolio balance. In each of the next three calendar years, the Business Plan assumes a total annual disposition rate of approximately 33% of the portfolio as of December 31, 1994. To the extent necessary, the Liquidating Company intends to make Voluntary Dispositions, in addition to any Involuntary Dispositions that occur, to attempt to achieve such 33% rate and to liquidate the portfolio by 1997 in an orderly manner.

     On October 28, 1994, in accordance with the Business Plan, the Liquidating Company sold four mortgage investments, one of which resulted in a financial statement gain and all of which resulted in tax basis gains. The four dispositions resulted in net financial

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


statement losses of approximately $26,000 and tax basis gains of approximately $1,947,000. The sales of these mortgage investments constitute approximately 4% of the December 31, 1993 portfolio balance. Additionally, the proceeds related to the assignment of the mortgage on Turtle Creek Apartments are expected to be received during the fourth quarter of 1994.

     Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition. The determination of whether and when to dispose of a particular government insured multifamily mortgage will be made by considering a variety of factors, including, without limitation, the market conditions at that time. As of September 30, 1994, the carrying value of the mortgage investments on a tax basis was approximately $135 million; the par value was approximately $183 million; and the fair market value was approximately $171 million.

     The Business Plan assumes an annual Involuntary Disposition rate of approximately 7.5% of each year's beginning portfolio balance.
This assumed rate is based on an average of the historic Involuntary Disposition rates experienced by the Liquidating Company and the CRIIMI Funds since January 1989. If the Liquidating Company experiences Involuntary Dispositions in excess of 7.5% of a given calendar year's beginning portfolio balance, the Liquidating Company will most likely make fewer Voluntary Dispositions in an attempt to maintain the approximate 33% total disposition rate during such year. During the period from January 1, 1989 through September 30, 1994, approximately 90% of the proceeds received by the Liquidating Company from Involuntary Dispositions have been from defaults on government insured multifamily mortgages. Accordingly, Involuntary Dispositions are assumed for purposes of the Business Plan to be defaults and not prepayments. Defaults on government insured multifamily mortgages return 99% of the face value in the case of FHA-Insured Loans and 100% of the face value in the case of GNMA Securities, and prepayments return 100% of face value plus any applicable prepayment penalty. Decreases in occupancy levels, rental rates or capital appreciation of any property underlying a government insured multifamily mortgage may result in the mortgagor being unable or unwilling to make required payments on the government insured multifamily mortgage and thereby defaulting. Coupon rates in the portfolio range from 7% to 11.18%. Primarily mortgages with higher coupons were selected to comprise the 7.5% annual Involuntary Disposition rate. Based on the Liquidating Company's experience, however, mortgages at any one coupon rate are no more likely to default than mortgages at any other coupon rates.

     To estimate proceeds from Voluntary Dispositions, government insured multifamily mortgages are grouped with similar coupons and/or maturities and are priced in each successive year assuming a declining weighted average maturity. Government insured multifamily mortgages are assumed to be sold based on prices as of September 30, 1994 and on

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


the assumption that Treasury Rates (as defined below) remain constant throughout the term of the Business Plan. Spreads (as defined below) were determined as of September 30, 1994 and the Business Plan assumes that such Spreads are held constant throughout the term of the Business Plan.

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

     The Liquidating Company owns equity interests (Participations) in three limited partnerships, each of which owns the property underlying a government insured multifamily mortgage previously owned and sold at a tax gain by the Liquidating Company. The three Participations' carrying values, which in the aggregate represent less than 1% of the Liquidating Company's total assets, are assumed to be sold in 1997, which is approximately 10 years from their date of purchase. The properties underlying the Participations are assumed to be sold at a price calculated by applying an approximate 8% capitalization rate to their projected 1997 net operating income. Based on estimates of the Adviser, net operating income on such properties is projected to increase at an annualized rate of 2% from the 1993 audited financial information for such properties. Proceeds from the sale of the properties underlying the Participations are assumed to be distributed in accordance with the terms of the respective partnership agreements. Using these assumptions, the Liquidating Company's portion of the aggregate net proceeds from the sale of the Participations is expected to be approximately $2 million.

     In September 1994 the Liquidating Company entered into an option agreement granting the option to an affiliate of the general partner to purchase the Liquidating Company's limited partner interest in Laurel Investors Limited Partnership (one of the Participations), on or before December 30, 1997. In the event the option is not exercised, the Liquidating Company can require the general partner to purchase its interest. The Liquidating Company intends to sell its partnership interest in Laurel Investors Limited Partnership prior to December 30, 1997. It is not anticipated that such sale will result

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


in any material adverse impact on the results of operations of the Liquidating Company.

     The Liquidating Company intends to invest proceeds from scheduled mortgage payments, Voluntary Dispositions and Involuntary Dispositions in high quality short-term investments until dividends are paid by the Liquidating Company. Based on current interest rates, the Business Plan assumes a short-term investment rate of 5.07% for its entire term. Changes in short-term interest rates will affect the interest income earned on amounts invested in short-term investments prior to distribution to shareholders.

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

     Based on the foregoing assumptions, including the assumptions that a current interest rate environment will be maintained over the term of the Business Plan, the Liquidating Company expects that an investment in the Liquidating Company shares made on December 1, 1993 at a price of $9.00 per share would achieve a total return over the term of the Business Plan of approximately 3.7%. Based on the foregoing assumptions, including the assumption that a current interest rate environment will be maintained over the term of the Business Plan, the Liquidating Company expects an investment in the Liquidating Company shares made on September 30, 1994 at a price of $5.125 per share would achieve a total return over the term of the Business Plan of approximately 18%. The change in the total return is principally attributable to changes in specific mortgage disposition assumptions and the interest rate environment from December, 1993 to September, 1994.

Fair Value of Mortgage Investments
- ----------------------------------

     In accordance with the Liquidating Company's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for
Certain Investments in Debt and Equity Securities" (SFAS 115) as of
December 31, 1993, the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of September 30, 1994 and December 31, 1993. The difference between the amortized cost

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

     The fair value of the mortgage investments was based on quoted market prices.

                                     As of September 30, 1994                As of December 31, 1993
                                   Amortized            Fair               Amortized           Fair
                                     Cost               Value                Cost              Value
                                  ------------       ------------         ------------      ------------
Investment in mortgages           $150,207,247       $171,250,886         $191,745,878      $243,095,642
                                  ============       ============         ============      ============


Liquidity
- ---------
     The Liquidating Company closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operations and to continue to qualify as a REIT. The Liquidating Company's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from the disposition of, mortgage investments held by the Liquidating Company, plus cash receipts from interest on temporary investments and cash flow received from the Liquidating Company's investment in limited partnerships, were sufficient for the nine months ended September 30, 1994 and 1993 to meet operating, investing, and financing cash requirements. It is anticipated that cash receipts will be sufficient in future periods to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of dividends to shareholders. Because the Liquidating Company is a liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the nine months ended September 30, 1994 and 1993, the Liquidating Company paid dividends of $2.15 and $1.80 per share, respectively, of which approximately $1.27 and $.93 per share, respectively, were declared as non-taxable dividends to shareholders for tax purposes. As of September 30, 1994, there were no material commitments for capital expenditures.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


     Subject to customary business considerations, there is no specific limitation on the maximum amount of debt that the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness except in connection with the maintenance of its REIT status.

Cash Flow
- ---------
     Net cash provided by operating activities decreased for the nine months ended September 30, 1994 compared to the nine months ended September 30, 1993 primarily as a result of a decrease in mortgage investment income and other investment income, as previously discussed. This decrease was partially offset by a decrease in interest expense and Annual Fees, as discussed above.

     Net cash provided by investing activities increased for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993. This increase was principally due to the disposition of fourteen mortgage investments during the first nine months of 1994 which generated aggregate net proceeds of approximately $52.8 million as compared to the disposition of five mortgage investments during the corresponding period of 1993 which generated aggregate net proceeds of approximately $34.5 million. Also contributing to the increase in net cash provided by investing activities was the purchase of other short-term investments of approximately $78.1 million during the first nine months of 1993.

     Net cash used in financing activities increased for the nine months ended September 30, 1994 compared to the nine months ended September 30, 1993 due to an increase in dividends paid to shareholders attributable to an increase in net proceeds received from mortgage dispositions. This increase was also due to the receipt of proceeds from short-term debt of approximately $77.3 million during the nine months ended September 30, 1993.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended
September 30, 1994.

     The exhibits fixed as part of this report are listed below:

          Exhibit No.                   Description

               27                  Financial Data Schedule

                               SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CRI Liquidating REIT, Inc.
                                             (Registrant)




November 14, 1994                  By: /s/ Cynthia O. Azzara
- -----------------                      -----------------------
Date                                   Cynthia O. Azzara
                                       Chief Financial Officer