Form 10-K/A
period 1994-12-31
CRI LIQUIDATING REIT INC
filed 1995-02-22
CIK 850143

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended     December 31, 1994
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

                                         NONE
          -----------------------------------------------------------------
                                   (Title of class)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
          90 days.  Yes [X]   No [ ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               As of February 14, 1995, 30,422,711 shares of common stock were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE
          -----------------------------------------------------------------

               Form 10-K Parts                     Document
               ----------------                    ---------

            I, II, III and IV           1994 Annual Report to Shareholders
                 III                    1995 Notice of Annual Meeting of
                                             Shareholders and Proxy
          Statement
          /PAGE

                              CRI LIQUIDATING REIT, INC.

                           1994 ANNUAL REPORT ON FORM 10-K


                                  TABLE OF CONTENTS

                                        PART I
                                        ------

                                                                   Page
                                                                   ----

          Item 1.   Business  . . . . . . . . . . . . . . . . . .    5
          Item 2.   Properties  . . . . . . . . . . . . . . . . .    5
          Item 3.   Legal Proceedings . . . . . . . . . . . . . .    6
          Item 4.   Submission of Matters to a Vote
                      of Security Holders . . . . . . . . . . . .    6

                                       PART II
                                       -------
          Item 5.   Market for the Registrant's Common Stock
                      and Related Stockholder Matters . . . . . .    6
          Item 6.   Selected Financial Data . . . . . . . . . . .    6
          Item 7.   Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations . . . . . . . . . . . . . . .    6
          Item 8.   Financial Statements and Supplementary Data .    6
          Item 9.   Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure  . .    6

                                       PART III
                                       --------
          Item 10.  Directors and Executive Officers
                      of the Registrant . . . . . . . . . . . . .    7
          Item 11.  Executive Compensation  . . . . . . . . . . .    7
          Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management . . . . . . . . . . .    7
          Item 13.  Certain Relationships and Related Transactions   7-8

                                       PART IV
                                       -------
                                                                    Page
                                                                    ----
          Item 14.  Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K . . . . . . . . . . . .    9-11

          Signatures  . . . . . . . . . . . . . . . . . . . . . .    12-13

          Cross Reference Sheet . . . . . . . . . . . . . . . . .    14

          Exhibit Index . . . . . . . . . . . . . . . . . . . . .    15
          /PAGE

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

          ITEM 2.   PROPERTIES

               The Liquidating Company does not hold title to any real estate. The Liquidating Company indirectly holds interests in real estate through its equity investment in three Participating Mortgage Investments. These investments were comprised of two components: 85% of the original investment amount was a Mortgage-Backed Security; and 15% of the original investment amount was an uninsured equity contribution to the limited partnership (a Participation) which owns the underlying property. During 1993, the Liquidating Company sold the Mortgage-Backed Securities, but retained its Participations. The aggregate carrying value of these Participations represents less than 1% of the Liquidating Company's total assets as of December 31, 1994 and 1993.

               Although the Liquidating Company does not own the related real estate, the Federally Insured Mortgages and Mortgage-Backed Securities in which the Liquidating Company has invested are first liens, or are collateralized by first liens, on the respective residential apartment or townhouse complexes.

               In December 1994, the Liquidating Company entered into a revised option agreement granting the option to an affiliate of the general partner to purchase the Liquidating Company's limited partner interest in Laurel Investors Limited Partnership (one of the Participations), on or before November 30, 1997. In the event the option is not exercised, the Liquidating Company can exercise remedies under the Third Amendment to Limited
          Partnership Agreement of Laurel Investors Limited Partnership.
          It is not anticipated that the exercise of such remedies would result in any material adverse impact on the results of operations or financial position of the Liquidating Company.

          ITEM 3.   LEGAL PROCEEDINGS

               Reference is made to Note 9 of the notes to the financial statements on page 59 of the 1994 Annual Report to Shareholders, which is incorporated herein by reference.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to the security holders to be voted on during the fourth quarter of 1994.


                                       PART II

          ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                      RELATED STOCKHOLDER MATTERS

               (a), (b) and (c)     The information required in these
                                    sections is included on pages 17
                                    through 19 of the 1994 Annual Report
                                    to Shareholders, which section is
                                    incorporated herein by reference.

          ITEM 6.   SELECTED FINANCIAL DATA

               Reference is made to Selected Financial Data on pages 17 through 19 of the 1994 Annual Report to Shareholders, which section is incorporated herein by reference.

          ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

               Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 20 through 33 of the 1994 Annual Report to Shareholders, which section is incorporated herein by reference.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Reference is made to pages 35 through 38 of the 1994 Annual Report to Shareholders for the financial statements of the Liquidating Company, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

          ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                       PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               (a), (b), (c) and (e)

               The information required by Item 10 (a), (b), (c) and (e) with regard to directors and executive officers of the registrant is incorporated herein by reference to the Liquidating Company's 1995 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 30, 1995.

               (d) There is no family relationship between any of the foregoing directors and executive officers.

               (f)  Involvement in certain legal proceedings.

                    None.

               (g)  Promoters and control persons.

                    Not applicable.

          ITEM 11.  EXECUTIVE COMPENSATION

               The information required by Item 11 is incorporated herein by reference to the Liquidating Company's 1995 Notice of Annual Meeting of Shareholders and Proxy Statement and Note 3 of the notes to the financial statements, included in the 1994 Annual Report to Shareholders.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT

               The information required by Item 12 is incorporated herein by reference to the Liquidating Company's 1995 Notice of Annual Meeting of Shareholders and Proxy Statement.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               (a)  Transactions with management and others.

                    The Liquidating Company has five directors, two of whom are also executive officers. The Liquidating Company's 1995 Notice of Annual Meeting of Shareholders and Proxy Statement and Note 3 of the notes to the financial statements, included in the 1994 Annual Report to Shareholders, which contain a discussion of the amounts, fees and other compensation paid or accrued by the Liquidating Company to the directors and officers and their affiliates, are incorporated herein by reference.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -
                      Continued

               (b)  Certain business relationships.

                    The Liquidating Company has no business relationship with entities of which the general and limited partners of the Adviser to the Liquidating Company are officers, directors or equity owners other than as set forth in the Liquidating Company's 1995 Notice of Annual Meeting of Shareholders and Proxy Statement, which is incorporated herein by reference.

               (c)  Indebtedness of management.

                    None.

               (d)  Transactions with promoters.

                    Not applicable.

                                       PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K

          (a)  List of documents filed as part of this report:

               1 and 2.  Financial Statements and Financial Statement
                           Schedules

               The following financial statements are incorporated herein by reference in Item 8 from the indicated pages of the 1994 Annual Report to Shareholders:

                                                                    Page
               Description                                        Number(s)
               -----------                                        ---------
               Balance Sheets as of December 31,
                 1994 and 1993                                           35

               Statements of Income for the years ended
                 December 31, 1994, 1993 and 1992                        36

               Statements of Changes in Shareholders' Equity
                 for the years ended December 31, 1994, 1993
                 and 1992                                                37

               Statements of Cash Flows for the years ended
                 December 31, 1994, 1993 and 1992                        38

               Notes to financial statements                        39 - 60

               The report of the Liquidating Company's independent public accountants with respect to the above listed financial statements appears on page 34 of the 1994 Annual Report to Shareholders.

               All other financial statements and schedules have been omitted since the required information is included in the financial statements or the notes thereto, or is not applicable or required.

               (a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

                         Exhibit No. 3 - Articles of Incorporation and
                         Bylaws.

                         d. Articles of Incorporation of CRI Liquidating Maryland REIT, Inc. (Incorporated by reference from Exhibit 3(d) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K - Continued

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

                         Exhibit No. 10 - Material contracts.

                         a.   Revised Form of Advisory Agreement.
                              (Incorporated by reference from Exhibit No.
                              10.2 to the Registration Statement No. 33-27502 dated July 18, 1989).

                         b. Registration Rights Agreement, dated November 27, 1989 between the Registrant and CRI Insured Mortgage Association, Inc. (Incorporated by reference from Exhibit 10(b) to the Annual Report on Form 10-K for 1989).

                         Exhibit No. 13 - Annual Report to security holders, Form 10-Q or Quarterly Report to security holders.

                         a.   1994 Annual Report to Shareholders.

                         Exhibit No. 27 - Financial Data Schedule

                         a.   Financial Data Schedule

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K - Continued

               (b)       Reports on Form 8-K

                         No reports on Form 8-K were filed during the fourth quarter of 1994.

               (c)       Exhibits

                         The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)(3) above.

               (d)       Financial Statement Schedules

                         See Item (a) 1 and 2 above.

                                      SIGNATURES


                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CRI LIQUIDATING REIT, INC.


          February 14, 1995                   /s/ William B. Dockser
          -----------------------             -----------------------
          DATE                                William B. Dockser
                                              Chairman of the Board and
                                                Principal Executive
                                                Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          February 14, 1995                   /s/ William B. Dockser
          -----------------------             -----------------------
          DATE                                William B. Dockser
                                              Chairman of the Board
                                                and Principal Executive
                                                Officer


          February 14, 1995                   /s/ H. William Willougby
          -----------------------             -----------------------
          DATE                                H. William Willoughby
                                              Director, President, and
                                                Secretary



          February 14, 1995                   /s/ Cynthia O. Azzara
          -----------------------             -------------------------
          DATE                                Cynthia O. Azzara
                                              Vice President, Chief
                                                Financial Officer and
                                                Principal Accounting
                                                Officer



          February 14, 1995                   /s/ Jay R. Cohen
          -----------------------             -------------------------
          DATE                                Jay R. Cohen
                                              Executive Vice President
                                                and Treasurer


          February 14, 1995                   /s/ Garrett G. Carlson, Sr.
          -----------------------             -------------------------
          DATE                                Garrett G. Carlson, Sr.
                                              Director

          February 14, 1995                   /s/ G. Richard Dunnells
          -----------------------             -------------------------
          DATE                                G. Richard Dunnells
                                              Director

          February 14, 1995                   /s/ Robert F. Tardio
          -----------------------             -------------------------
          DATE                                Robert F. Tardio
                                              Director

                                CROSS REFERENCE SHEET

               The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

                 Item                                               Referenced Materials                       Page
                 ----                                               --------------------                  ---------------
                 3.       Legal Proceedings                         1994 Annual Report                          59

                 5.       Market for the Registrant's               1994 Annual Report                    17 through 19
                          Common Stock and Related
                          Stockholder Matters

                 6.       Selected Financial Data                   1994 Annual Report                    17 through 19

                 7.       Management's Discussion and               1994 Annual Report                    20 through 33
                          Analysis of Financial
                          Condition and Results of
                          Operations

                 8.       Financial Statements,                     1994 Annual Report                    34 through 60
                          including Auditors' Report
                          and Supplementary Data

                 11.      Executive Compensation                    1994 Annual Report                    45 through 48

                 13.      Certain Relationships and                 1994 Annual Report                    45 through 48
                          Related Transactions

                 /TABLE

                                    EXHIBIT INDEX

          Exhibit

          (13)       1994 Annual Report to Shareholders

          (27)       Financial Data Schedule

                              CRI LIQUIDATING REIT, INC.

                            ANNUAL REPORT TO SHAREHOLDERS

                              CRI LIQUIDATING REIT, INC.

          Selected Consolidated Financial Data

                                                                      For the years ended December 31,
                                                  1994            1993             1992           1991          1990
                                              ------------    ------------     ------------   ------------  ------------

         TAX BASIS ACCOUNTING

         Tax basis income                     $ 33,311,906    $ 35,517,491     $ 36,104,737   $ 42,135,788  $ 42,817,534
                                              ============    ============     ============   ============  ============
         Composition of dividends per
           share for income tax purposes:

           Ordinary income                    $        .49    $        .81     $        .86   $        .97  $       1.41
           Non-taxable dividend                       1.64            1.61             1.21           1.76          1.11
           Long-term capital gains                     .60             .36              .33            .42            --
                                              ------------    ------------     ------------   ------------  ------------
                                              $       2.73    $       2.78     $       2.40   $       3.15  $       2.52
                                              ============    ============     ============   ============  ============
         ACCOUNTING UNDER GENERALLY
           ACCEPTED ACCOUNTING PRINCIPLES

         Mortgage investment income           $ 15,394,255    $ 21,663,403     $ 24,531,636   $ 29,613,222  $ 35,414,176
         Other income                              568,049       2,947,933        2,731,623      1,907,279     1,192,917
         Operating expenses                     (1,590,592)     (2,822,703)      (2,852,565)    (3,242,595)   (3,341,445)
         Interest expense                               --      (2,242,347)        (966,679)            --            --
         Loss on investment in
           limited partnership                          --              --         (731,951)            --            --
         Net gains from mortgage
           dispositions                         12,553,281       8,089,840        6,097,102      4,481,534     3,853,503
                                              ------------    ------------     ------------   ------------  ------------
              Net income                      $ 26,924,993    $ 27,636,126     $ 28,809,166   $ 32,759,440  $ 37,119,151
                                              ============    ============     ============   ============  ============
         Net income per weighted
           average share outstanding          $        .89    $        .91     $        .95   $       1.08  $       1.22
                                              ============    ============     ============   ============  ============

         Dividends per weighted average
           share outstanding                  $       2.73    $       2.78     $       2.40   $       3.15  $       2.52
                                              ============    ============     ============   ============  ============

         Composition of dividends per share
           for financial statement purposes:

         Net income                           $        .89    $        .91     $        .95   $       1.08  $       1.22
         Return of capital                            1.84            1.87             1.45           2.07          1.30
                                              ------------    ------------     ------------   ------------  ------------
                                              $       2.73    $       2.78     $       2.40   $       3.15  $       2.52
                                              ============    ============     ============   ============  ============

                  CRI LIQUIDATING REIT, INC.

                                                                            As of December 31,
                                                                            ------------------

                                                  1994            1993             1992           1991          1990
                                              ------------    ------------     ------------   ------------  ------------

         Investment in mortgages              $154,373,576    $243,095,642     $231,808,424   $251,985,901  $351,781,402
                                              ============    ============     ============   ============  ============
         Mortgages held for disposition       $         --    $         --     $ 15,463,528   $ 36,094,540  $         --
                                              ============    ============     ============   ============  ============
         Total assets                         $159,425,357    $248,927,134     $254,233,958   $298,940,530  $361,712,226
                                              ============    ============     ============   ============  ============
         Shareholders' equity                 $159,271,081    $248,497,177     $254,065,662   $298,272,916  $361,355,062
                                              ============    ============     ============   ============  ============

          The selected statements of income data presented above for the years ended December 31, 1994, 1993 and 1992, and the balance sheet data as of December 31, 1994 and 1993, are derived from and are qualified by reference to the Liquidating Company's financial statements which have been included elsewhere in this Annual Report to Shareholders. The statements of income data for the years ended December 31, 1991, 1990 and the balance sheet data as of December 31, 1992, 1991 and 1990 are derived from audited financial statements not included in this Annual Report to Shareholders. This data should be read in conjunction with the financial statements and the notes thereto.

          Market Data
          -----------
               On November 28, 1989, the Liquidating Company was listed on the New York Stock Exchange (Symbol CFR). Prior to that date, there was no public market for the Liquidating Company's shares. As of December 31, 1994 and 1993, there were 30,422,711 shares held by approximately 9,200 and 10,000 investors, respectively. The following table sets forth the high and low closing sales prices and the dividends per share for the Liquidating Company shares during the periods indicated:

                                                   1994
                                     ----------------------------------
                                         Sales Price          Dividends
                Quarter Ended          High        Low        per Share
                -------------        --------    -------      ----------

                March 31,            $  8 5/8    $ 7 3/4      $   1.75
                June 30,                6 7/8      5 3/8           .26
                September 30,           5 7/8      5               .14
                December 31,            5 1/8      4 1/4           .58
                                                              --------
                                                              $   2.73
                                                              ========

                   CRI LIQUIDATING REIT, INC.

                                                     1993
                                     -----------------------------------
                                         Sales Price          Dividends
                Quarter Ended          High        Low        per Share
                -------------        --------    -------      ----------

                March 31,            $  10       $  9 1/8     $    .62
                June 30,                10 1/4      9              .97
                September 30,            9 5/8      9              .21
                December 31,             9 3/8      7 7/8          .98
                                                              --------
                                                              $   2.78
                                                              ========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------

          General
          -------
               CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which as of December 31, 1994, owned a portfolio of 44 United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Mortgage investments in the portfolio are comprised of 43 participation certificates evidencing a 100% undivided beneficial interest in loans insured pursuant to programs of the United States government through the Federal Housing Administration (FHA) (FHA-Insured Loans) and one security backed by a FHA-Insured Loan which has been securitized by private issuers and guaranteed by the Government National Mortgage Association (GNMA) as to timely payment of principal and interest (Mortgage-Backed Securities). As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by 1997.

               On January 20, 1995, in accordance with the Business Plan, the Liquidating Company sold 21 mortgage investments with an aggregate amortized cost of $48.1 million, ten of which resulted in financial statement gains and all of which resulted in tax basis gains. The 21 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. The sales of these mortgage investments constitute approximately 33% of the December 31, 1994 tax basis portfolio balance.

               The Liquidating Company is governed by a Board of Directors which includes the two shareholders of C.R.I. Inc. (CRI). The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser and its affiliates (1) manage the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (2) conduct the day-to-day operations of the Liquidating Company. The Adviser and its affiliates receive fees and expense reimbursements in connection with the administration and operation of the Liquidating Company. The Adviser also acts in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.). However, if CRIIMI MAE shareholder approval is obtained and certain other conditions are satisfied, CRIIMI MAE will become a self-managed and self-administered REIT and the Adviser would no longer advise CRIIMI MAE.

               The Liquidating Company was created in November 1989 in connection with the merger (the Merger) of three funds which owned government insured multifamily mortgages (the CRIIMI
          Funds), all of which were sponsored by CRI. The Merger resulted

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

          in two new REITs: (i) the Liquidating Company, a finite-life, self-liquidating REIT, and (ii) CRIIMI MAE, an infinite-life, growth-oriented REIT. In the Merger, the Liquidating Company acquired the assets of the CRIIMI Funds. Investors in the CRIIMI Funds received, at their option, shares of common stock of either the Liquidating Company or CRIIMI MAE. To allow those investors who chose CRIIMI MAE shares to maintain their interest in the original assets of the CRIIMI Funds, CRIIMI MAE received one share of common stock of the Liquidating Company for each share of CRIIMI MAE issued in the Merger to investors in the CRIIMI Funds. As a result, CRIIMI MAE owned approximately 67% of the Liquidating Company's common stock as of December 31, 1992. Following the sale of approximately 3.1 million of its shares of common stock of the Liquidating Company, in November 1993, CRIIMI MAE reduced its ownership percentage to approximately 57%. The Liquidating Company shares have been trading on the New York Stock Exchange under the trading symbol CFR since November 28, 1989.

          The Portfolio
          -------------
               The Liquidating Company's portfolio consists of government insured multifamily mortgages. As of December 31, 1994, the Liquidating Company held a total of 44 government insured multifamily mortgages, 43 of which were FHA-Insured Loans and one which was a GNMA Mortgage-Backed Security.

               As of December 31, 1994, the portfolio consisted of government insured multifamily mortgages with face values ranging from approximately $.7 to $13.5 million with an average balance of approximately $3.8 million. Coupon rates in the portfolio range from 6.85% to 11.11%. The entire portfolio has a weighted average net coupon rate of approximately 7.6%. Additionally, the portfolio has a weighted average net effective interest rate of approximately 10.02%. Maturities in the portfolio range from approximately 18 to 30 years as of December 31, 1994, with a weighted average remaining term based on face value of approximately 26 years.

               The Liquidating Company owns government insured multifamily mortgages on properties which were acquired by the predecessor CRIIMI Funds at a discount to face (Discount Mortgage
          Investments) on the belief that based on economic, market, legal and other factors, such Discount Mortgage Investments might be sold for cash, converted to condominium housing or otherwise disposed of or refinanced in a manner requiring prepayment or permitting other profitable disposition three to twelve years after acquisition by the predecessor CRIIMI Funds. The Liquidating Company also owns near or at par or premium government insured multifamily mortgages (Near Par or Premium Mortgage Investments) on properties which the Adviser does not expect to incur a significant financial statement loss if disposed of, refinanced or otherwise prepaid prior to maturity.
          On a tax basis, based on current information, including the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

          current interest rate environment, the disposition of mortgage investments is expected to result in a gain.

          Government Insurance Programs
          -----------------------------
               The government insured multifamily mortgages in the Liquidating Company's portfolio include: (i) FHA-Insured Loans and (ii) GNMA Mortgage-Backed Securities. FHA is part of the United States Department of Housing and Urban Development (HUD), and FHA-Insured Loans are insured pursuant to Title II of the National Housing Act. Should a FHA-Insured Loan default, the mortgagee is typically entitled to approximately 99% of the face value of the mortgage. GNMA, which is also part of HUD, was federally chartered to provide liquidity in the secondary mortgage market. GNMA Mortgage-Backed Securities are guaranteed pursuant to Title III of the National Housing Act. If an issuer of a GNMA Mortgage-Backed Security defaults, GNMA continues to make interest and principal payments until such mortgage is assigned to HUD. In the event of a default of a FHA-Insured Loan underlying a GNMA Mortgage-Backed Security, the issuer or GNMA will make timely payments of principal and interest until such mortgage is assigned to HUD and pay 100% of the GNMA Mortgage-Backed Security's principal balance when such mortgage is assigned to HUD and GNMA receives the insurance proceeds.

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

          Business Plan
          -------------
               The Liquidating Company intends to dispose of its existing government insured mortgage investments by the end of 1997 through an orderly liquidation. Consequently, the Liquidating Company's Adviser developed a business plan (the Business Plan) which is intended to effect the orderly liquidation of the portfolio by 1997, which plan of liquidation was approved by the Liquidating Company's Board of Directors. The Business Plan is updated for movements in interest rates and assumes that the portfolio will be liquidated by 1997 through a combination of defaults on or prepayments of (collectively, Involuntary
          Dispositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages. During the term of the Business
          Plan, the Liquidating Company expects to generate cash flow from scheduled mortgage payments, Involuntary Dispositions, Voluntary Dispositions, and interest earned on short-term investments.
          During the year ended December 31, 1994, the Liquidating Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

          disposed of nineteen mortgage investments which constituted approximately 29% of the December 31, 1993 portfolio balance. In each of the next three calendar years, the Business Plan assumes a total annual disposition rate of approximately 38% during 1995 and approximately 31% in both 1996 and 1997 based on the portfolio balance as of December 31, 1994. The Liquidating Company intends to make Voluntary Dispositions, in addition to any Involuntary Dispositions that occur, to attempt to achieve such rates and to liquidate the portfolio by 1997 in an orderly manner. Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition.

               As indicated above, on January 20, 1995, in accordance with the Business Plan, the Liquidating Company sold 21 mortgage investments resulting in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.

               Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition. The determination of whether and when to dispose of a particular government insured multifamily mortgage will be made by considering a variety of factors, including, without limitation, the market conditions at that time. As of December 31, 1994, the carrying value of the mortgage investments on a tax basis was approximately $123 million; the par value was approximately $167 million; and the fair market value was approximately $154 million.

               The Business Plan assumes an Involuntary Disposition rate of approximately 5% during 1995 and approximately 7% in both 1996 and 1997 based on the December 31, 1994 portfolio balance. This assumed rate is based on the Adviser's estimate of anticipated Involuntary Dispositions during 1995 and the average of the historic Involuntary Disposition rates experienced by the Liquidating Company and the CRIIMI Funds since January 1989 for
          1996 and 1997. Each year Voluntary Dispositions will be adjusted by the Adviser based on the actual and anticipated Involuntary Dispositions during such year, in an attempt to maintain the targeted annual disposition rates. During the period from January 1, 1989 through December 31, 1994, approximately 90% of the proceeds received by the Liquidating Company from Involuntary Dispositions have been from defaults on government insured multifamily mortgages. Accordingly, Involuntary Dispositions are assumed for purposes of the Business Plan to be defaults and not prepayments. Defaults on government insured multifamily mortgages return 99% of the face value in the case of FHA-Insured

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

          Loans and 100% of the face value in the case of GNMA Securities, and prepayments return 100% of face value plus any applicable prepayment penalty. Decreases in occupancy levels, rental rates or capital appreciation of any property underlying a government insured multifamily mortgage may result in the mortgagor being unable or unwilling to make required payments on the government insured multifamily mortgage and thereby defaulting. Subsequent to the January 20, 1995 dispositions, coupon rates in the portfolio range from 7.43% to 11.11%. Primarily mortgages with higher coupons were assumed to comprise the Involuntary Dispositions. Based on the Liquidating Company's experience, however, mortgages at any one coupon rate are no more likely to default than mortgages at any other coupon rates.

               To estimate proceeds from Voluntary Dispositions, government insured multifamily mortgages are grouped with similar coupons and/or maturities and are priced in each successive year assuming a declining weighted average maturity. Government insured multifamily mortgages are assumed to be sold based on prices as of December 31, 1994 and on the assumption that Treasury Rates (as defined below) remain constant throughout the term of the Business Plan. Spreads (as defined below) were determined as of December 31, 1994 and the Business Plan assumes that such Spreads are held constant throughout the term of the Business Plan.

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

               The Liquidating Company owns equity interests (Participations) in three limited partnerships, each of which owns the property underlying a government insured multifamily mortgage previously owned and sold at a tax gain by the Liquidating Company. The three Participations' carrying values in the aggregate represent less than 1% of the Liquidating Company's total assets. It is assumed that the Participations will be disposed of in 1997, resulting in a $500,000 net return of capital.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

               The Liquidating Company intends to invest proceeds from scheduled mortgage payments, Voluntary Dispositions and Involuntary Dispositions in high quality short-term investments until dividends are paid by the Liquidating Company. Based on current interest rates, the Business Plan assumes a short-term investment rate of approximately 6% for its entire term. Changes in short-term interest rates will affect the interest income earned on amounts invested in short-term investments prior to distribution to shareholders.

               All of the Liquidating Company's expenses which are not directly based on the book value of the Liquidating Company's assets are assumed to remain substantially the same based on the Liquidating Company's prior experience, the expected rate of inflation and the expected reduction in the Liquidating Company's asset base. Annual fees and mortgage servicing fees, which are based on the book value of the Liquidating Company's assets, are assumed to decrease proportionately with decreases in the Liquidating Company's assets. Incentive fees which are anticipated to be due to the Adviser based on sales from CRIIMI I have reduced the capital gain from the sale. No other incentive fees are anticipated.

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

               Based on the foregoing assumptions, including the assumptions that the interest rate environment as of December 31, 1994 will be maintained over the remaining term of the Business Plan, the Liquidating Company expects that an investment in the Liquidating Company shares made on December 1, 1993, at a price of $9.00 per share would achieve a total return over the term of the Business Plan of approximately 2.8%. Based on the foregoing assumptions, including the assumption that a current interest rate environment will be maintained over the term of the Business Plan, the Liquidating Company expects an investment in the Liquidating Company shares made on December 30, 1994 at a price of $4.50 per share would achieve a total return over the term of the Business Plan of approximately 21.8%. Changes in the total return are principally attributable to changes in the price paid for the investment in the stock, specific mortgage disposition assumptions and the change in the interest rate environment from December 1993 to December 1994.

          Settlement of Litigation
          ------------------------
               On March 22, 1990, a complaint was filed on behalf of a class comprised of certain former investors of CRI Insured
          Mortgage Investments III Limited Partnership (CRIIMI III) and CRI

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

          Insured Mortgage Investments II, Inc. (CRIIMI II) (the Plaintiffs) in the Circuit Court for Montgomery County, Maryland against the Liquidating Company, CRIIMI MAE, CRI Insured Mortgage Investments Limited Partnership (CRIIMI I) and its general partner, CRIIMI II, CRIIMI III and its general partner, CRI, and Messrs. William B. Dockser, H. William Willoughby and Martin C. Schwartzberg (the Defendants). On November 18, 1993, the Court entered an order granting final approval of a settlement agreement between the Plaintiffs and the Defendants. Under the terms of the settlement, CRIIMI MAE agreed to issue to class members, including certain former investors of CRIIMI I, warrants for up to 2.5 million CRIIMI MAE shares exercisable for 18 months after issuance at an exercise price of $13.17 per share. In addition, the settlement included a payment of $1,400,000 for settlement administration costs and Plaintiff's attorneys' fees and expenses. Insurance provided $1,150,000 of the $1,400,000 cash payment, with the balance paid by CRIIMI MAE. The number of warrants to be issued was dependent on the number of class members who submitted proof of claim forms by April 15, 1994. Based on the proofs of claim submitted as of such date, CRIIMI MAE issued warrants for approximately 334,000 shares pursuant to the settlement agreement. In April 1994, CRIIMI MAE filed a Registration Statement on Form S-3 (Commission File No. 33-53031) to register up to 375,000 shares of CRIIMI MAE's common stock, issuable upon the exercise of the warrants of CRIIMI MAE.

          Results of Operations
          ---------------------
          1994 Versus 1993
          ----------------
               Total income decreased $8.6 million or 35.1% to $16.0 million for 1994 from $24.6 million for 1993. This decrease was due primarily to reductions in mortgage investment income and other investment income, as discussed below.

               Mortgage investment income decreased $6.3 million or 28.9% to $15.4 million for 1994 from $21.7 million for 1993. This decrease was principally the result of a reduction in the mortgage base resulting from the disposition of mortgage investments during 1994 and 1993. It is not anticipated that the nature of income from mortgage investments resulting from fixed payments of principal and interest or the expenses related to the ordinary administration of such mortgage investments will differ materially in future years. However, mortgage dispositions will reduce the recurring mortgage income in future periods.

               Other investment income decreased $2.3 million or 78.8% to approximately $617,000 for 1994 from $2.9 million for 1993. This decrease was primarily attributable to income earned in 1993 from other short-term investments acquired by the Liquidating Company during 1993 (approximately $133 million) which were disposed of by December 31, 1993. These decreases were partially offset by income earned from the short-term investment of mortgage disposition proceeds received in 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

               Total expenses decreased $3.5 million or 68.6% to $1.6 million for 1994 from $5.1 million for 1993. This decrease was principally due to decreases in interest expense, general and administrative expenses, and annual fees paid to the Adviser, as discussed below.

               Interest expense decreased $2.2 million or 100.0% from $2.2 million for 1993. This decrease was due to the paydown of debt related to other short-term investments during 1993. Interest expense was based on the financing of approximately 99% of the other short-term investments acquired by the Liquidating Company in 1993 (approximately $133 million) at an interest rate of approximately 3.35%. The Liquidating Company disposed of these other short-term investments and repaid the related debt by December 31, 1993.

               General and administrative expenses decreased approximately $540,000 or 47.1% from $1.1 million to approximately $606,000 for the year ended December 31, 1994 as compared to 1993 primarily as a result of a decrease in legal expense as a result of the settlement of litigation during 1993, as described above.

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

               Annual Fees decreased approximately $538,000 or 43.6% to $696,000 for 1994 from $1.2 million for 1993. This decrease was primarily a result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the Annual Fees payable by the Liquidating Company. The mortgage base has been decreasing as the Liquidating Company effects the Business Plan to liquidate by 1997. This decrease was also due to a reduction in the base component of the Annual Fees from .25% to .125% of average invested assets formerly held by CRIIMI III, effective January 1, 1994, in accordance with the Advisory Agreement. Also contributing to the decreases in Annual Fees was a decrease in the deferred component paid for the year ended December 31, 1994 as compared to the corresponding period in 1993 due to specific performance goals being met. During the years ended December 31, 1994 and 1993, the Liquidating Company paid deferred Annual Fees of $118,659 and $330,087, respectively. The amount paid in 1993 included deferred Annual Fees of $86,395 from 1992.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

               Net gains on mortgage dispositions increased $4.5 million or 55.2% to $12.6 million in 1994 from $8.1 million in 1993. The gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the periods. The increase in gains from mortgage dispositions was primarily due to the sale of seventeen mortgage investments and prepayment of two mortgage investments in 1994, fifteen of which resulted in financial statement gains and all of which resulted in tax basis gains. The nineteen dispositions resulted in net financial statement gains of approximately $12.6 million and tax basis gains of approximately $18.4 million. This compares to the disposition of ten mortgage investments during the year ended December 31, 1993 that generated financial statement gains of approximately $8.1 million and tax basis gains of approximately $14.9 million.

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

               Total expenses increased $1.3 million or 32.6% to $5.1 million for 1993 from $3.8 million for 1992. This increase was principally due to an increase in interest expense, as discussed below.

               Interest expense increased $1.2 million or 132.0% to $2.2 million for 1993 from $1.0 million for 1992. This increase was due primarily to the financing of a total of approximately $116 million in other short-term investments in February and October 1993 through November 1993 at an interest rate of approximately 3.35%, versus approximately $56 million which was financed in July and August 1992 through December 1992 at an interest rate of 4.0% and 3.45%, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

               Gains on mortgage dispositions increased $2.0 million or 32.7% to $8.1 million in 1993 from $6.1 million in 1992. The gains or losses on mortgage dispositions are based on the number, carrying amounts, and the proceeds of mortgage investments disposed of during the period. The increase in gains was primarily due to the disposition of ten mortgages during 1993, nine of which resulted in gains. This compared to the disposition of three mortgages during 1992, two of which resulted in gains.

               On January 28, 1993, October 15, 1993 and October 28, 1993, the Liquidating Company entered into investment and financing agreements with Daiwa Securities America, Inc. (Daiwa). These transactions assisted in maintaining the Liquidating Company's REIT status. Pursuant to the terms of these agreements, the Liquidating Company invested in GNMA mortgage-backed securities or certificates backed by FHA-Insured project loans (collectively, the Securities) with unpaid principal balances of approximately $74.7 million, $40.3 million and $11.9 million, respectively, at purchase prices of 104.615%, 106.41% and 100.8%, respectively, of the face values, which earned interest at per annum pass-through coupon rates of 9.1875%, 13.18% and 8.625%, respectively. In addition, Daiwa provided financing for approximately 99% and 86% of the purchase price for the transactions which occurred on January 28, 1993 and October 15, 1993, respectively, at an interest rate of approximately 3.35%. The related debt was non-recourse and fully secured with the Securities which were held by Daiwa in the Liquidating Company's name. The Liquidating Company disposed of these Securities and repaid the related debt by the end of 1993. These investments provided a net interest rate spread (after borrowing costs) of approximately 4%, 3.5% and 3.5%, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

          Historical Dispositions
          -----------------------

                                                                                   Net Gain
                                                                                 Recognized for     Net Gain
                                                                                   Financial       Recognized
                                         Type of Dispositions                      Statement         For Tax
                 Year           Assignment(1)  Sale      Prepayment    Total        Purposes       Purposes(3)
                 ----           ------------   ----    ----------      -----     --------------    -----------
                 1992                  3         0          0             3      $ 6,097,102       $11,202,237
                 1993                  2         5          3            10        8,089,840        14,938,128
                 1994                  3        14          2            19       12,553,281        18,354,126
                                     ---       ---        ---           ---      -----------       -----------
                                       8(2)     19          5            32      $26,740,223       $44,494,491
                                     ===       ===        ===           ===      ===========       ===========

                 (1) The Liquidating Company may elect to receive insurance benefits in the form of cash when a government insured multifamily mortgage defaults.  In that event, for FHA Insured Loans 90% of the face value of the mortgage generally is received within approximately 90 days of assignment of the mortgage to HUD and 9%
                     of the face value of the mortgage is received upon final processing by HUD which may not occur in the same year as assignment. If the Liquidating Company elects to receive insurance benefits in the form of debentures, 99% of the face value of the mortgage is received upon final processing by HUD.  In the event of a default on a GNMA Mortgage-Backed Security, 100% of the face value of the security is received upon final processing by GNMA. Gains from dispositions are recognized upon receipt of funds or debentures and losses are recognized at the time of assignment.
                 (2) Five of the eight assignments were sales of government insured multifamily mortgages then in default and resulted in the Liquidating Company receiving face value or near face value.
                 (3) In connection with the Merger, the Liquidating Company recorded its investment in mortgages at the lower of cost or fair value, which resulted in an overall net write down for tax purposes.  For financial statement purposes, carryover basis of accounting was used.  Therefore, since the Merger, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes.  As a REIT, dividends to the Liquidating Company's shareholders are based on net gains recognized for tax purposes.

          For financial statement purposes, the Liquidating Company accounted for the Merger of the CRIIMI Funds in a manner similar to the pooling-of-interests method as a result of the common control existing over the Liquidating Company, the CRIIMI Funds and CRIIMI MAE. Accordingly, there was no change in the basis assigned to each of the mortgage investments for financial statement purposes. However, for tax purposes, the Merger was treated as a taxable event resulting in a new basis being assigned to the assets. Specifically, the merger of CRIIMI I into the Liquidating Company resulted in a taxable gain, while the merger of CRIIMI II and CRIIMI III into the Liquidating Company resulted in taxable losses. As a result, the tax bases of the CRIIMI I assets were adjusted slightly upward and the tax bases of the CRIIMI II and CRIIMI III assets were adjusted downward. Consequently, there exists a difference in the bases of the mortgage investments for financial statement and tax purposes. Although four of the mortgage dispositions during 1994 resulted in losses for financial statement purposes, all of the dispositions resulted in a tax basis gain totalling $18.4 million.

          Fair Value of Mortgage Investments
          -----------------------------------
               The following estimated fair values of the Liquidating
          Company's mortgage investments are presented in accordance with generally accepted accounting principles. These estimated fair

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

          values, however, do not represent the liquidation value or the market value of the Liquidating Company.

               In accordance with the Liquidating Company's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of December 31, 1993, the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of December 31, 1994. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

               The fair value of the mortgage investments is based on the average of the quoted market prices from three investment banking institutions which trade insured mortgage loans as part of their day-to-day activities.
                                 As of December 31, 1994
                                    Amortized        Fair
                                       Cost          Value
                                   ------------   ------------
          Investment in Mortgages:
            Discount               $121,283,765   $139,416,004
            Near par or premium      14,837,135     14,957,572
                                   ------------   ------------
                                   $136,120,900   $154,373,576
                                   ============   ============


          Liquidity
          ---------
               The Liquidating Company closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operations and to continue to qualify as a REIT.
          The Liquidating Company's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from the disposition of, mortgage investments held by the Liquidating Company, plus cash receipts from interest on temporary investments and cash received from the Liquidating Company's investment in limited partnerships (Participations), were sufficient for the years 1994, 1993 and 1992 to meet operating, investing, and financing cash requirements. It is anticipated that cash receipts will be sufficient in future years to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of dividends to the shareholders.
          Because the Liquidating Company is a liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the years 1994, 1993 and 1992, the Liquidating Company paid dividends of $2.73, $2.78 and $2.40 per share, respectively, of which approximately $1.84, $1.87 and $1.45 per share, respectively, represented return of capital for financial statement purposes. For tax purposes, the portion representing a non-taxable dividend for 1994, 1993 and 1992 was

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

          approximately $1.64, $1.61 and $1.21, respectively. As of December 31, 1994, there were no material commitments for capital expenditures.

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

               Decreases in market interest rates could result in the prepayment of certain mortgage investments. Although decreases in interest rates could increase prepayment levels of mortgages on single-family dwellings, the Liquidating Company's experience with mortgages on multifamily dwellings has been that decreases in interest rates do not necessarily result in increased levels of prepayments primarily due to lockouts (i.e., prepayment prohibitions), prepayment penalties on existing financing or difficulties in obtaining refinancing. Decreases in occupancy levels, rental rates or value of any property underlying a mortgage investment may result in the mortgagor being unable or unwilling to make required payments on the mortgage and thereby defaulting. Whether by prepayment, sale or assignment, the proceeds of a disposition of a Discount Mortgage Investment are expected to exceed the carrying amount of the mortgage for financial statement purposes, while the proceeds from the disposition of a Near Par or Premium Mortgage Investment may be slightly less than, the same as or slightly more than, the financial statement carrying amount of the mortgage. However, the proceeds of any mortgage disposition, based on current information, including the current interest rate environment, is expected to exceed the carrying amount of the mortgage on a tax basis and, therefore, result in a tax gain.

               Changes in interest rates will affect the proceeds received through Voluntary Dispositions: (i) by increasing the value of the portfolio in the event of decreases in long-term and intermediate-term U.S. Treasury Rates (Treasury Rates) or decreasing the value of the portfolio in the event of increases in Treasury Rates (assuming the interest rate differential between Treasury Rates and the yields on government insured multifamily mortgages remains constant) and (ii) if the Adviser deems appropriate, increasing the pace at which the Liquidating Company liquidates the portfolio in the event of decreases in Treasury Rates or decreasing the pace of such liquidation in the event of increases in Treasury Rates.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
            ---------------------------------------------

          Borrowing Policy
          ----------------

               Subject to customary business considerations, there is no specific limitation on the maximum amount of debt that the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness, except in connection with the maintenance of its REIT status.

          Cash Flow
          ---------

               Net cash provided by operating activities decreased for 1994 compared to 1993 primarily as a result of a decrease in mortgage investment income due to the reduction in the mortgage base and other investment income, as previously discussed. Net cash provided by operating activities decreased in 1993 as compared to 1992 principally due to the decrease in mortgage investment income due to the reduced mortgage base and an increase in interest expense on the financing of other short term investments, partially offset by the other investment income on the respective securities financed.

               Net cash provided by investing activities increased for 1994 as compared to 1993. This increase was principally due to an increase in proceeds from mortgage dispositions from approximately $56.1 million for 1993 to approximately $66.8 million for 1994. Net cash provided by investing activities increased for 1993 as compared to 1992. This increase was principally due to an increase in proceeds from mortgage dispositions during 1993. Additionally, cash of approximately $128.6 million and approximately $6.1 million was received during 1993 from the sale of other short-term investments and the redemption of HUD debentures, respectively. However, this was offset by the purchase of other short-term investments in 1993.

               Net cash used in financing activities decreased for 1994 compared to 1993 due to a decrease in dividends paid to shareholders as a result of the reduction in the mortgage base. Net cash used in financing activities increased for 1993 compared to 1992 due to an increase in dividends paid to shareholders. This increase in dividends was attributable to an increase in net proceeds received from mortgage dispositions in 1993. Also during 1993, the Liquidating Company financed the acquisition of other short-term investments. This debt was repaid in December 1993.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


          To the Shareholders of
            CRI Liquidating REIT, Inc.

               We have audited the accompanying balance sheets of CRI Liquidating REIT, Inc. (the Liquidating Company) as of December 31, 1994 and 1993, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Liquidating Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Liquidating Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993, and 1992, in conformity with generally accepted accounting principles.


          Arthur Andersen LLP


          Washington, D.C.
          February 1, 1995

          /PAGE

                              CRI LIQUIDATING REIT, INC.

                                    BALANCE SHEETS

                                        ASSETS
                                                        December 31,
                                                   1994          1993
                                               ------------  ------------
     Investment in mortgages, at fair value
       Discount                                $139,416,004  $225,447,845
       Near par or premium                       14,957,572    17,647,797
                                               ------------  ------------
           Total                                154,373,576   243,095,642
                                               ------------  ------------

     Investment in limited partnerships             133,766       436,090

     Cash and cash equivalents                    3,294,161     2,907,147

     Receivables and other assets                 1,525,331     2,175,453

     Deferred costs, principally paid
       to related parties, net of accumulated
       amortization of $1,544,925 and
       $1,635,320, respectively                      98,523       312,802
                                               ------------  ------------
             Total assets                      $159,425,357  $248,927,134
                                               ============  ============


                         LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
       Accounts payable and accrued expenses   $    154,276  $    429,957
                                               ------------  ------------
     Commitments and contingencies

     Shareholders' equity:
       Common stock                                 304,227       304,227
       Net unrealized gains on investment
         in mortgages                            18,252,676    51,349,764
       Additional paid-in capital               140,714,178   196,843,186
                                               ------------  ------------
             Total shareholders' equity         159,271,081   248,497,177
                                               ------------  ------------
             Total liabilities and
               shareholders' equity            $159,425,357  $248,927,134
                                               ============  ============


                     The accompanying notes are an integral part
                            of these financial statements.
     /TABLE></PAGE

                              CRI LIQUIDATING REIT, INC.

                                 STATEMENTS OF INCOME
                                     For the years ended December 31,
                                 1994             1993               1992
                             ------------     ------------       ------------
      Income:
        Mortgage investment
            income
          Stated interest    $ 14,441,449     $ 20,363,560        $23,267,100
          Discount
            amortization          959,320        1,306,553          1,269,828
          Premium
          amortization             (6,514)          (6,710)            (5,292)
                             ------------     ------------       ------------
                               15,394,255       21,663,403         24,531,636

        Other investment
          income                  617,081        2,904,328          2,130,771
        (Loss) income from
          investment in
          limited
          partnerships            (49,032)          43,605            600,852
                             ------------     ------------       ------------
                               15,962,304       24,611,336         27,263,259
                             ------------     ------------       ------------
      Expenses:
        Annual fee to
          related party           696,342        1,234,291          1,214,409
        General and
          administrative          606,035        1,145,354          1,126,881
        Interest expense               --        2,242,347            966,679
        Amortization of
          deferred costs          151,014          251,203            305,057
        Mortgage servicing
          fees                    137,201          191,855            206,218
                             ------------     ------------       ------------
                                1,590,592        5,065,050          3,819,244
                             ------------     ------------       ------------
      Income before
        mortgage dispositions
        and loss on invest-
        ment in limited
        partnership            14,371,712       19,546,286         23,444,015

      Mortgage dispositions:
        Gains                  12,612,197        8,110,395          6,110,209
        Losses                    (58,916)         (20,555)           (13,107)

      Loss on investment
        in limited
        partnership                    --               --           (731,951)
                             ------------     ------------       ------------
         Net income           $26,924,993     $ 27,636,126       $ 28,809,166
                              ===========     ============       ============
         Net income per
           share              $       .89     $        .91       $        .95
                              ===========     ============       ============
         Weighted average
           shares
           outstanding         30,422,711       30,422,711         30,422,711
                             ============     ============       ============


                               The accompanying notes are an integral part
                                    of these financial statements.
     /TABLE></PAGE

                                          CRI LIQUIDATING REIT, INC.
                                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             For the years ended December 31, 1994, 1993 and 1992


                                          Net
                                        Unrealized
                                        Gains on    Additional                      Total
                      Common Stock      Investment    Paid-In      Undistributed  Shareholders'
                    Shares    Par Value in Mortgages  Capital      Net Income        Equity
                  ----------- --------- ------------ ------------ -------------   ------------
Balance, December
  31, 1991        30,425,901  $ 304,259 $       --   $297,968,657   $        --   $298,272,916

   Net income             --         --         --             --    28,809,166     28,809,166
   Dividends of
     $0.95 per share      --         --         --             --   (28,809,166)   (28,809,166)
   Return of capital of
     $1.45 per share      --         --         --    (44,207,254)           --    (44,207,254)
   Adjustment to
     amounts issued   (3,190)       (32)        --             32            --             --
                 -----------  --------- -----------  ------------  ------------   ------------
Balance, December
  31, 1992        30,422,711    304,227          --   253,761,435            --    254,065,662

  Net income              --         --          --            --    27,636,126     27,636,126
  Dividends of $0.91
    per share             --         --          --            --   (27,636,126)   (27,636,126)
  Return of capital of
    $1.87 per share       --         --          --   (56,939,013)           --    (56,939,013)
  Net unrealized gains on
    investment in
    mortgages             --         --  51,349,764            --            --     51,349,764
  Reimbursement of
    dividends from
    prior years           --         --          --        20,764            --         20,764
                 -----------  --------- -----------  ------------  ------------   ------------
Balance, December
  31, 1993        30,422,711    304,227  51,349,764   196,843,186            --    248,497,177

  Net income              --         --          --                  26,924,993     26,924,993
  Dividends of $0.89
    per share             --         --          --                 (26,924,993)   (26,924,993)
  Return of capital of
    $1.84 per share       --         --          --   (56,129,008)           --    (56,129,008)
  Adjustment to net
    unrealized gains on
    investment in
    mortgages             --         --  (33,097,088)                        --    (33,097,088)
                 -----------  --------- ------------  ------------ ------------   ------------
Balance, December
  31, 1994        30,422,711  $ 304,227 $ 18,252,676  $140,714,178 $         --   $159,271,081
                 ===========  ========= ============  ============ ============


                             The accompanying notes are an integral part
                                        of these financial statements.
     /TABLE></PAGE

                              CRI LIQUIDATING REIT, INC.

                               STATEMENTS OF CASH FLOWS

                                      For the years ended December 31,
                                       1994          1993        1992
                                   ------------  ------------  ------------
Cash flows from operating
  activities:
    Net income                     $ 26,924,993   $ 27,636,126   $ 28,809,166
    Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Amortization of deferred costs   151,014        251,203        305,057
       Mortgage discount amortization  (959,320)    (1,306,553)    (1,269,828)
       Mortgage premium amortization      6,514          6,710          5,292
       Other short-term investment
         premium amortization                --      4,072,781      1,226,457
       Gains on mortgage
         dispositions               (12,612,197)    (8,110,395)    (6,110,209)
       Losses on mortgage
         dispositions                    58,916         20,555         13,107
       Loss on investment in
         limited partnership                                --        731,951
       Other operating activities            --             --        (69,086)
       Equity losses (earnings) from
         investment in limited
         partnerships                    49,032         (43,605)     (600,852)
       Interest received under the
         equity method of accounting
         but treated as reduction of
         investment in limited
         partnerships                        --         308,093        972,704

       Changes in assets and liabilities:
         Decrease in receivables and
           other assets                 650,122         614,086      1,412,097
         (Decrease) increase in accounts
           payable and accrued
           expenses                    (275,681)        261,661      (499,318)
                                      ---------      ----------     ---------
       Net cash provided by operating
         activities                  13,993,393      23,710,662     24,926,538
                                     ----------      ----------     ----------
Cash flows from investing
  activities:
       Proceeds from mortgage
         dispositions                66,837,015      56,077,712     45,263,903
       Purchase of other short-term
         investments                         --    (132,977,702)   (66,751,139)
       Proceeds from sale of other
         short-term investments              --     128,617,469     65,491,782
       Receipt of mortgage and other
         short-term investment
         principal from scheduled
         payments                     2,294,050       3,062,993      3,008,210
       Decrease in deferred costs        63,265          97,330         89,355
       Annual return from investment
         in limited partnerships        253,292         253,292        253,292
       Proceeds from sale/redemption of
         HUD debentures                      --       6,062,502      2,334,150
                                   ------------    ------------   ------------
         Net cash provided by
           investing activities      69,447,622      61,193,596     49,689,553
                                   ------------    ------------   ------------
Cash flows from financing
  activities:
         Dividends and return of
           capital paid to
           shareholders             (83,054,001)    (84,554,375)   (73,016,420)
         Proceeds from short-term
           debt                              --     115,631,517     56,150,273
         Payment on short-term debt          --    (115,631,517)   (56,150,273)
                                   ------------    ------------   ------------
           Net cash used in financing
             activities             (83,054,001)    (84,554,375)   (73,016,420)
                                   ------------    ------------   ------------
       Net increase in cash and
         cash equivalents               387,014         349,883      1,599,671

       Cash and cash equivalents,
         beginning of year            2,907,147       2,557,264        957,593
                                   ------------    ------------   ------------
       Cash and cash equivalents,
         end of year               $  3,294,161    $  2,907,147   $  2,557,264
                                   ============    ============   ============


                     The accompanying notes are an integral part
                            of these financial statements.
     /TABLE></PAGE

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          1.   Organization

               CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which as of December 31, 1994, owned a portfolio of 44 United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Mortgage investments in the portfolio are comprised of 43 participation certificates evidencing a 100% undivided beneficial interest in loans insured pursuant to programs of the United States government through the Federal Housing Administration (FHA) (FHA-Insured Loans) and one security backed by a FHA-Insured Loan which has been securitized by private issuers and guaranteed by the Government National Mortgage Association (GNMA) as to timely payment of principal and interest (Mortgage-Backed Securities). As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by 1997.

               The Liquidating Company is governed by a Board of Directors which includes the two shareholders of C.R.I. Inc. (CRI). The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser and its affiliates (1) manage the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (2) conduct the day-to-day operations of the Liquidating Company (See Note 3). The Adviser and its affiliates receive fees and expense reimbursements in connection with the administration and operation of the Liquidating Company. The Adviser also acts in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.). However, if CRIIMI MAE shareholder approval is obtained and certain other conditions are satisfied, CRIIMI MAE will become a self-managed and self-administered REIT.

               The Liquidating Company was created in November 1989 in connection with the merger (the Merger) of three funds which owned government insured multifamily mortgages (the CRIIMI
          Funds), all of which were sponsored by CRI. The Merger resulted in two new REITs: (i) the Liquidating Company, a finite-life, self-liquidating REIT, and (ii) CRIIMI MAE, an infinite-life, growth-oriented REIT. In the Merger, the Liquidating Company acquired the assets of the CRIIMI Funds. Investors in the CRIIMI Funds received, at their option, shares of common stock of either the Liquidating Company or CRIIMI MAE. To allow those investors who chose CRIIMI MAE shares to maintain their interest in the original assets of the CRIIMI Funds, CRIIMI MAE received one share of common stock of the Liquidating Company for each share of CRIIMI MAE issued in the Merger to investors in the CRIIMI
          Funds.  As a result, CRIIMI MAE owned approximately 67% of the

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          1.   Organization - Continued

          Liquidating Company's common stock as of December 31, 1992. Following the sale of approximately 3.1 million of its shares of common stock of the Liquidating Company, in November 1993, CRIIMI MAE reduced its ownership percentage to approximately 57%. The Liquidating Company shares have been trading on the New York Stock Exchange under the trading symbol CFR since November 28, 1989.

               Prior to the Merger, the Liquidating Company did not have any assets or liabilities and did not engage in any activities other than those incident to its formation and the Merger. As a result of the common control existing over the Liquidating Company, the CRIIMI Funds and CRIIMI MAE, the Merger was accounted for at historical cost in a manner similar to the pooling-of-interests method. However, for tax purposes, the Merger was treated as a taxable event resulting in a new basis being assigned to the assets. Specifically, the merger of CRI Insured Mortgage Investment Limited Partnership (CRIIMI I) into the Liquidating Company resulted in a taxable gain, while the merger of CRI Insured Mortgage Investments II, Inc. (CRIIMI II) and CRI Insured Mortgage Investments III Limited Partnership (CRIIMI III) into the Liquidating Company resulted in taxable losses. As a result, the tax bases of the CRIIMI I assets were adjusted upward and the tax bases of the CRIIMI II and CRIIMI III assets were adjusted downward.

               The Liquidating Company intends to dispose of its existing government insured mortgage investments by the end of 1997 through an orderly liquidation. Consequently, the Liquidating Company's Adviser developed a business plan (the Business Plan) which is intended to effect the orderly liquidation of the portfolio by 1997, which plan of liquidation was approved by the Liquidating Company's Board of Directors. The Business Plan is updated for movements in interest rates and assumes that the portfolio will be liquidated by 1997 through a combination of defaults on or prepayments of (collectively, Involuntary Dispositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages. During the term of the Business Plan, the Liquidating Company expects to generate cash flow from scheduled mortgage payments, Involuntary Dispositions, Voluntary Dispositions, and interest earned on short-term investments.
          During the year ended December 31, 1994, the Liquidating Company disposed of nineteen mortgage investments which constituted approximately 29% of the December 31, 1993 portfolio balance.
          The Business Plan assumes a total annual disposition rate of approximately 38% during 1995 and approximately 31% in both 1996 and 1997 based on the portfolio balance as of December 31, 1994. The Liquidating Company intends to make Voluntary Dispositions, in addition to any Involuntary Dispositions that occur, to attempt to achieve such rates and to liquidate the portfolio by 1997 in an orderly manner. Although the Liquidating Company expects to

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          1.   Organization - Continued

          profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition.

               As discussed in Note 11, on January 20, 1995, the
          Liquidating Company sold 21 mortgage investments with an aggregate amortized cost of $48.1 million, ten of which resulted in financial statement gains and all of which resulted in tax basis gains.

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

               Reclassifications
               -----------------
                    Certain amounts in the balance sheet as of December 31,
               1993 and the income statements for the years ended December 31, 1992 and 1993 have been reclassified to conform with the 1994 presentation.

               Cash and cash equivalents
               -------------------------
                    Cash and cash equivalents consist of money market
               funds, time and demand deposits, commercial paper and repurchase agreements with original maturities of three months or less.

               Statements of cash flows
               ------------------------
                    No cash payments for interest were made during 1994.
               Cash payments made for interest during 1993 and 1992 totalled $2,242,347 and $966,679, respectively.

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          2.   Summary of Significant Accounting Policies - Continued

               Investment in Mortgages
               -----------------------
                    In May 1993, the Financial Accounting Standards Board
               issued Statement on Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold:
               Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values.
               This statement was adopted as of December 31, 1993.

                    The Liquidating Company intends to liquidate its
               portfolio by 1997. In order to achieve this objective, the Liquidating Company will sell certain of its mortgage investments. Consequently, the Adviser believes that the securities held by the Liquidating Company fall into the Available for Sale category. As such, as of December 31, 1994, all mortgage investments are recorded at fair value with the net unrealized gains on its investment in mortgages reported as a separate component of shareholders' equity. Subsequent increases or decreases in the fair value of Available for Sale securities shall be included as a separate component of equity. Realized gains and losses for securities classified as Available for Sale will continue to be reported in earnings, as discussed below. Prior to December 31, 1993, the Liquidating Company accounted for its investment in mortgages at amortized cost.

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

                    The Liquidating Company's investment in mortgages is
               comprised of Federally Insured Mortgages (as defined below) and Mortgage-Backed Securities guaranteed by GNMA. Payment of principal and interest on Federally Insured Mortgages is insured by HUD. Payment of principal and interest on Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          2.   Summary of Significant Accounting Policies - Continued

                    At any point in time, the Liquidating Company may be
               aware of certain mortgages which have been assigned to HUD or for which the servicer has received proceeds from a prepayment. In addition, at certain times the Liquidating Company may have entered into a contract to sell certain mortgages. Gains from dispositions of mortgages are recognized upon the receipt of funds or HUD debentures. Losses on dispositions of mortgages are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss.

               Investment in limited partnerships
               ----------------------------------
                    The investment in limited partnerships, which do not
               carry any GNMA or HUD guarantees, are accounted for under the equity method. Under this method, the Liquidating Company's investment in the Participations is adjusted for the Liquidating Company's share of net earnings or losses and reduced by distributions from the limited partnerships. In addition, mortgage investment income from the mortgages of such limited partnerships, which were sold during 1993, has been reduced and income from the investment in limited partnerships has been increased to the extent the underlying interest expense is included in the Liquidating Company's share of net earnings or losses from the Participations. When received by the Liquidating Company, these interest amounts, as with distributions, reduce the investment in the Participations.

               Deferred costs
               --------------
                    Included in deferred costs are mortgage selection fees,
               which were paid to the former general partners or adviser to the CRIIMI Funds. These deferred costs are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage to the expected dissolution date of the Liquidating Company (see Note 1). Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage investment balance in order to measure the gain or loss on the disposition.

                    Also included in deferred costs are organizational and
               software costs which are amortized using the straight-line method.

               Borrowing Policy
               ----------------
                    The Liquidating Company's Articles of Incorporation do
               not limit the amount or percentage of indebtedness which the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness, except in connection

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          2.   Summary of Significant Accounting Policies - Continued

               with the maintenance of its REIT status. During 1993, the Liquidating Company entered into transactions in which it incurred debt in connection with the purchase of government guaranteed mortgage-backed securities and government insured certificates backed by project loans. This debt was nonrecourse and fully secured with the purchased government guaranteed mortgage-backed securities and government insured certificates backed by project loans. As of December 31, 1993, the Liquidating Company disposed of these government guaranteed mortgage-backed securities and government insured certificates backed by project loans, and repaid the related debt.

                    Interest expense was based on the seller financing of a
               portion of the purchase price of the other short-term investments in government guaranteed mortgage-backed securities and government insured certificates backed by project loans (see Note 7).

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

               Per share amounts
               -----------------
                    Net income, dividends and return of capital per share
               amounts for 1994, 1993 and 1992 represent net income, dividends and return of capital, respectively, divided by the weighted average equivalent shares outstanding during each year. The per share amounts are based on the weighted average shares outstanding, including shares held for issuance pending presentation of units in the CRIIMI Funds.

               Common stock
               ------------
                    The Liquidating Company has authorized 30,425,901
               shares of $.01 par value common stock and issued 30,422,711 shares as of December 31, 1994 and 1993, respectively. All shares issued are outstanding.

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          3.   Transactions with Related Parties

               Below is a summary of the amounts paid or accrued to related parties during the years 1994, 1993 and 1992.

                                          For the years ended December 31,
                                        1994            1993            1992
                                   ------------     ------------     -----------
               Adviser:
               ------
              Annual fee         $    696,342(c)  $  1,234,291(c)   $  1,214,409
              Incentive fee (a)       394,812          256,290                --
                                 ------------     ------------      ------------
                      Total      $  1,091,154     $  1,490,581      $  1,214,409
                                 ============     ============      ============

                CRI:
                ---
              Expense reimburse-
                   ment (b)      $    285,423     $   254,039      $   244,457
                                 ============     ===========      ===========

              (a) Included as a component of net (loss) gains from mortgage dispositions on the accompanying statements of income.
              (b) Included as general and administrative expenses on the accompanying statements of income.
              (c)     As a result of reaching the Carryover CRIIMI I Target Yield
                      (as defined below) during 1994 and 1993, the Liquidating
                      Company paid deferred annual fees during 1994 and 1993 of $118,659 and $330,087 (which included $86,395 for 1992), respectively.


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

               Under the Advisory Agreement, the Adviser receives compensation from the Liquidating Company as follows:

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          3.   Transactions with Related Parties - Continued

               o An Annual Fee for managing the Liquidating Company's portfolio of mortgages. The Annual Fee is calculated separately for each of the remaining mortgage pools from the former CRIIMI Funds. With respect to CRIIMI I, the Annual Fee will equal 0.75% of Average Invested Assets invested in mortgage investments transferred by CRIIMI I in the Merger, one-third of which will be deferred and paid on a cumulative basis only during such quarters as the Carryover CRIIMI I Target Yield, as discussed below, is achieved on a cumulative basis. Any such deferred amounts will be paid only out of proceeds of mortgage dispositions attributable to CRIIMI I mortgage investments representing market discount.

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

                    With respect to CRIIMI III, the Annual Fee will equal 0.25% of Average Invested Assets invested in mortgage investments transferred by CRIIMI III in the Merger. After December 31, 1993, this fee was reduced to 0.125% for any quarter that the Carryover CRIIMI III Cumulative Annual Fee Yield, as discussed below, is not achieved.

                    The Carryover CRIIMI I Target Yield will be achieved during any quarter that the former CRIIMI I mortgage investments transferred in the Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 13.33% per annum based on financial statement income.
                    The Carryover CRIIMI II Target Yield will be achieved during any quarter that the former CRIIMI II mortgage investments transferred in the Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 11.66% per annum based on financial statement income.
                    The Carryover CRIIMI III Cumulative Annual Fee Yield will be achieved during any quarter, commencing after December 31, 1993, that the former CRIIMI III mortgage investments transferred in the Merger generate a cumulative yield (including gains or losses on mortgage dispositions) on amounts invested in such assets of 10.89% per annum based on financial statement income.

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          3.   Transactions with Related Parties - Continued

                    Detail of the Annual Fees paid for the years 1994, 1993 and 1992 is as follows:


                        For the year ended December 31, 1994

              Cumulative       Actual       Annual Fees Paid                    Annual
             Target/Annual   Cumulative   Annual      Deferred                   Fees      Cumulative
                 Yield         Yield     Component    Component     Total      Deferred     Deferred
              ------------  ----------  -----------  -----------  -----------  ----------  ----------
CRIIMI I        13.33%       13.40%     $  237,051   $ 118,659    $ 355,710    $       --  $       --
CRIIMI II       11.66%       10.58%        266,215          --      266,215        88,297   1,961,817
CRIIMI III      10.89%        7.95%         74,417          --       74,417            --          --
                                        ----------   ---------    ---------    ----------  ----------
                      Totals            $  577,683   $ 118,659    $ 696,342    $   88,297  $1,961,817
                                        ==========   =========    =========    ==========  ==========


                        For the year ended December 31, 1993

              Cumulative      Actual         Annual Fees Paid                  Annual
            Target/Annual   Cumulative    Annual     Deferred                   Fees     Cumulative
                Yield         Yield     Component   Component      Total       Deferred   Deferred
            -------------  ----------  -----------  -----------  ----------- ----------  ----------
CRIIMI I      13.33%        13.33%     $   314,595  $   243,692  $   558,287 $       --  $       --
CRIIMI II     11.66%        10.05%         484,147           --      484,147    162,390   1,873,520
CRIIMI III    10.89%         8.05%         191,857           --      191,857         --          --
                                       -----------  -----------  ----------- ----------  ----------
                      Totals           $   990,599  $   243,692  $ 1,234,291 $  162,390  $1,873,520
                                       ===========  ===========  =========== ==========  ==========



                               For the year ended December 31, 1992

            Cumulative       Actual       Annual Fees Paid                     Annual
           Target/Annual   Cumulative   Annual       Deferred                   Fees     Cumulative
              Yield          Yield     Component    Component      Total      Deferred    Deferred
           -------------  ----------  -----------  ----------   -----------  ----------  ----------
CRIIMI I     13.33%         13.24%    $   344,090  $   85,650   $   429,740   $  86,395  $   86,395
CRIIMI II    11.66%          9.92%        540,204          --       540,204     180,068   1,711,130
CRIIMI III   10.89%          8.07%        244,465          --       244,465          --          --
                                      ----------- -----------   -----------   ---------  ----------
                      Totals          $ 1,128,759 $    85,650   $ 1,214,409   $ 266,463  $1,797,525
                                      =========== ===========   ===========   =========  ==========
                 /TABLE></PAGE

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

                    The Carryover CRIIMI I Adjusted Contribution and the Carryover CRIIMI II Adjusted Share Capital equal the aggregate Adjusted Contribution of CRIIMI I investors (initial investment of investors reduced by all amounts distributed to them representing distributions of principal on their original mortgage investments other than distributions of proceeds of mortgage dispositions representing market discount that have been applied to the Target Yield) and the aggregate Share Capital of CRIIMI II investors (initial investment of investors reduced by all amounts distributed to them representing distributions of principal on their original mortgage investments other than distributions of proceeds of mortgage dispositions representing market discount that have been applied to the Target Yield), respectively, as of November 27, 1989, the consummation date of the Merger. Subsequent to November 27, 1989, the Carryover CRIIMI I Adjusted Contribution and the Carryover CRIIMI II Adjusted Share Capital are reduced by all amounts of principal received from their respective former mort-gage investments, whether as part of regular mortgage payments or as proceeds of mortgage dispositions, except for proceeds of mortgage dispositions repre-senting market discount that have been applied to the respective Target Yield.

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          4.   Fair Value of Financial Instruments

               In accordance with the Liquidating Company's implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of December 31, 1993, the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of December 31, 1994 and December 31, 1993. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

               The following estimated fair values of the Liquidating Company's financial instruments are presented in accordance with generally accepted accounting principles. These estimated fair values, however, do not represent the liquidation value or the market value of the Liquidating Company.


                                                         As of December 31, 1994          As of December 31, 1993
                                                      Amortized Cost    Fair Value     Amortized Cost    Fair Value
                                                      --------------   ------------     --------------  ------------
                 Investment in Mortgages:
                   Discount                           $121,283,765     $139,416,004     $174,762,284    $225,447,845
                   Near par or premium                  14,837,135       14,957,572       16,983,594      17,647,797
                                                      ------------     ------------     ------------    ------------
                                                       136,120,900      154,373,576      191,745,878     243,095,642
                                                      ------------     ------------     ------------    ------------

                 Cash and cash equivalents               3,294,161        3,294,161        2,907,147       2,907,147

                 Accrued interest receivable             1,196,387        1,196,387        1,946,369       1,946,369



                 The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

               Investment in mortgages
               -----------------------
                    The fair value of the mortgage investments is based on
               the average of the quoted market prices from three investment banking institutions which trade insured mortgage loans as part of their day-to-day activities.

               Cash and cash equivalents and accrued interest receivable
               ---------------------------------------------------------
                    The carrying amount approximates fair value because of
               the short maturity of these instruments.

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          5.   Investment in Mortgages - Continued

                    As of December 31, 1994, the Liquidating Company owned
               44 mortgages. These mortgage investments have a weighted average net coupon rate of approximately 7.6%, a weighted average net effective interest rate of approximately 10.02%, and a weighted average remaining term based on face value of approximately 26 years. Based on the carrying value as of December 31, 1994, approximately 90% of the 44 mortgage investments were purchased at a discount (Discount Mortgage Investments) and 10% were purchased near or at par or for a premium (Near Par or Premium Mortgage Investments). A discussion of these types of mortgages is as follows:

               Federally Insured Mortgages
               ---------------------------
                    The Liquidating Company owns Federally Insured
               Mortgages on properties which were acquired by the predecessor CRIIMI Funds at a discount to face on the belief that based on economic, market, legal and other factors, such Discount Mortgage Investments might be sold for cash, converted to condominium housing or otherwise disposed of or refinanced in a manner requiring prepayment or permitting other profitable disposition three to twelve years after acquisition by the predecessor CRIIMI Funds. The Liquidating Company also owns near or at par or premium Federally Insured Mortgages on properties which the Adviser does not expect to incur a significant financial statement loss if disposed of, refinanced or otherwise prepaid prior to maturity. On a tax basis, based on current information, including the current interest rate environment, the disposition of mortgage investments is expected to result in a gain.

               Mortgage-Backed Securities
               --------------------------
                    The Liquidating Company also owns Mortgage-Backed
               Securities issued by private entities for which the monthly principal and interest payments of the underlying mortgages are guaranteed by GNMA (GNMA Mortgage-Backed Securities) or which are backed by Federally Insured Mortgages. In the original selection of Mortgage-Backed Securities, the properties underlying such securities were evaluated utilizing criteria similar to those employed in selecting the Liquidating Company's Federally Insured Mortgages.

               Participating Mortgages
               -----------------------
                    As of December 31, 1992, the Liquidating Company also
               owned three Participating Mortgage Investments. Each Participating Mortgage Investment consisted of two components: 85% of the original investment amount was a Mortgage-Backed Security; and 15% of the original investment amount was an uninsured equity contribution to the limited

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          5.   Investment in Mortgages - Continued

               partnership which owns the underlying property. The equity contributions represent a purchase of 50 percent ownership interests in the three limited partnerships and entitle the Liquidating Company to participate in 50 percent of the net available cash flow from operations and/or a portion of the residual value, if any, of the property underlying the GNMA Mortgage-Backed Security. In addition, the Liquidating Company is entitled to an annual return on its Participations. During 1993, the Liquidating Company sold the mortgage investment components of each of its Participating Mortgage Investments but retained the Participation components for all three Participating Mortgage Investments.

               General
               -------

                    The safekeeping and servicing of the mortgage
               investments (excluding the Participations) is performed by various trustees and servicers under the terms of the Servicing Agreements.

                    Descriptions of the mortgage investments owned by the
               Liquidating Company which exceed approximately 3% of the aggregate carrying value of the total mortgage investments as of December 31, 1994, summarized information regarding other mortgage investments and mortgage investment income earned in 1994, 1993 and 1992, including interest earned on the disposed mortgage investments, are as follows:

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          5.   Investment in Mortgages - Continued


                                                 Carrying
                             Face                Value of
                            Amount of            Mortgages
Complex Name               Mortgages(B)         (A),(C),(D)
- ------------               ------------         ------------
Federally Insured
 Mortgages (FHA)
- ---------------
Discount
- --------
Cloverset Valley
 Apts.                     $ 9,846,791          $  9,152,039
Cinnamon  Run I             10,429,771             9,694,186
Crestwood  Villas            6,632,442             6,164,831
Crooked Creek Apts.          6,231,137             5,791,422
Pleasantdale  Apts.          6,361,176             5,665,077
Villa de Mission             7,522,189             6,992,624
1120 North LaSalle          13,503,221            12,027,256
Firethorn I                  6,796,175             6,316,475
Windrush Apts.               6,685,966             6,214,155

Other
 (29 mortgages)             78,605,516            71,397,939

Near Par or Premium
- -------------------
Other
 (5 mortgages)              11,581,234            11,871,525

Mortgage-Backed
  Securities (GNMA)
  Near Par or Premium
- ---------------------
Other
  (1 mortgage)                2,997,210             3,086,047
                           ------------          ------------

Investment in Mortgages    $167,192,828          $154,373,576
                           ============          ============
Investment in Limited
  Partnerships             $         --          $    133,766
                           ============          ============

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          5.   Investment in Mortgages - Continued



                              Mortgage       Mortgage      Mortgage
                             Investment     Investment    Investment
                  Effective    Income         Income        Income         Final
                  Interest     Earned         Earned        Earned       Maturity
Complex Name        Rate       in 1994        in 1993       in 1992         Date
- ------------     ----------  ------------   ------------  ------------  ------------
Federally Insured
  Mortgages (FHA)
- -----------------
Discount
- --------
Cloverset
  Valley Apts.      11.28%   $  806,970     $  810,494   $  813,643    April 2023
Cinnamon Run I      11.18%      855,700        859,709      863,296    November 2022
Crestwood Villas    10.21%      537,407        540,597      543,479    July 2022
Crooked Creek
  Apts.             11.27%      510,143        512,330      514,285    June 2023
Pleasantdale
  Apts.             10.62%      513,352        515,557      517,541    September 2024
Villa de
  Mission           11.12%      622,834        626,418      629,627    March 2021
1120 North
  LaSalle            9.78%    1,084,825      1,091,728    1,097,990    February 2022
Firethorn I         12.28%      561,154        563,026      564,683    September 2023
Windrush Apts.      12.29%      552,993        554,892      556,573    June 2023

Other
 (29 mortgages)      8.35%-   6,329,418      6,409,245    6,462,168    September 2012-
                    12.48%                                              March 2025
Near Par or Premium
- -------------------
Other
 (5 mortgages)       9.22%-   1,134,337      1,143,151    1,151,149    February 2023-
                    10.79%                                             June 2025
Mortgage-Backed
  Securities (GNMA)
  Near Par or Premium
- ---------------------
Other
 (1 mortgage)        10.14%      294,014        295,749      297,318    September 2022
                             -----------   ------------  -----------
Subtotals                    $13,803,147   $ 13,922,896  $14,011,752

Less Liquidating
 Company's share
 of mortgage interest
 relating to
 investment in
 limited partnerships
 accounted for under
 the equity method
 (see Note 2)                         --       (308,093)    (972,704)

Mortgage
  Dispositions:
       1992           9.48%-          --             --      916,225
                     12.04%
       1993           8.44%-          --      2,625,933    5,116,300
                     11.79%
       1994           8.44%-
                     12.12%    1,591,108      5,422,667    5,460,063
                            ------------   ------------  -----------

Mortgage Investment
  Income                   $ 15,394,255    $ 21,663,403  $24,531,636
                           ============    ============  ===========
(Loss) Income from
Investment in Limited
  Partnerships             $    (49,032)   $     43,605  $   600,852
                           ============    ============  ===========


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

          (B) Principal and interest are payable at level amounts over the life of the mortgage investment. Total annual debt service payable to the Liquidating Company (including the annual return on one Participation) for the mortgage investments held as of December 31, 1994, is approximately $15 million.

          (C) Reconciliations of the carrying amount of the mortgage investments for the years ended December 31, 1994 and 1993 follow:

                                   For the year ended                For the year ended
                                   December 31, 1994                 December 31, 1993
                                  -----------------------------    -----------------------------
Balance at beginning of year                       $ 243,095,642                  $  247,240,444
Additions during year:
  Amortization of discount                               959,320                       1,306,553
  Net unrealized gains on
    investment in mortgages                                   --                      51,349,764


Deductions during year:
  Principal payments              $ 2,294,050                        $  2,744,035
  Mortgage dispositions            54,283,734                          54,050,374
  Adjustment to net unrealized
    gains on investment
    in mortgages                  33,097,088                                   --
  Amortization of premium              6,514         89,681,386             6,710    56,801,119
                                  ----------      -------------      ------------  ------------
Balance at end of year                            $ 154,373,576                    $243,095,642
                                                  =============                    ============


            (D) Principal Amount of Loans Subject to Delinquent Principal or Interest is not presented since all required payments with respect to these Federally Insured Mortgages or Mortgage-Backed Securities are current and none of these mortgages are delinquent as of December 31, 1994.

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          5.   Investment in Mortgages - Continued

          Historical Dispositions
          -----------------------

                                                 Net Gain
                                               Recognized for    Net Gain
                                                Financial       Recognized
              Type of Dispositions              Statement        For Tax
Year    Assignment(1) Sale  Prepayment  Total    Purposes       Purposes(3)
- ----    ------------  ----  ----------  -----  --------------   -----------
1992           3         0        0        3   $ 6,097,102       $ 11,202,237
1993           2         5        3       10     8,089,840         14,938,128
1994           3        14        2       19    12,553,281         18,354,126
             ---       ---      ---      ---   -----------        -----------
               8(2)     19        5       32   $26,740,223        $44,494,491
             ===       ===      ===      ===   ===========        ===========

(1) The Liquidating Company may elect to receive insurance benefits in the form of cash when a government insured multifamily mortgage defaults.  In that event, for FHA Insured Loans 90% of the face value of the mortgage generally is received within approximately 90 days of assignment of the mortgage to
     HUD and 9% of the face value of the mortgage is received upon final processing by HUD which may not occur in the same year as assignment. If the Liquidating
     Company elects to receive insurance benefits in the form of debentures, 99%
     of the face value of the mortgage is received upon final processing by HUD.
     In the event of a default on a GNMA Mortgage-Backed Security, 100% of the face value of the security is received upon final processing by GNMA. Gains from  dispositions are recognized upon receipt of funds or debentures and losses are recognized at the time of assignment.
(2)  Five of the eight assignments were sales of government insured multifamily mortgages then in default and resulted in the Liquidating Company receiving face value or near face value.
(3)  In connection with the Merger, the Liquidating Company recorded its investment in mortgages at the lower of cost or fair value, which resulted in an over-
     all net write down for tax purposes.  For financial statement purposes, carryover basis of accounting was used.  Therefore, since the Merger, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes.  As a REIT, dividends to the Liquidating
     Company's shareholders are based on net gains recognized for tax purposes.



          6.   Reconciliation of Financial Statement Net Income to Tax
                  Basis Income

               On an annual basis, the Liquidating Company expects to distribute to its shareholders virtually all of its tax basis income.

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          6. Reconciliation of Financial Statement Net Income to Tax Basis Income - Continued

               Reconciliations of the financial statement net income to the tax basis income for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                   1994            1993               1992
                                -----------     -----------       ------------
Financial statement net
  income                        $26,924,993     $27,636,126        $28,809,166

Adjustments:
  Nondeductible expense:
    Amortization of deferred
      costs                         122,750          251,203           305,057
  Additional income (loss) due
    to basis differences:
    Mortgage dispositions         5,800,845        6,848,288         5,105,135
    Loss on investment in limited
      partnership                        --               --           731,951
    Reamortization of mortgages     477,071          589,793           664,204
    (Loss) Income from investment
      in limited partnerships       (13,753)         192,081           490,766
    Amortization of premium - other
      short-term investments             --        3,862,866         1,201,037
    Disposition of other short-term
      investments                        --       (3,862,866)       (1,202,579)
                                -----------      -----------       -----------
Tax basis income                $33,311,906      $35,517,491       $36,104,737
                                ===========      ===========       ===========

Tax basis income per share      $      1.09      $      1.17       $      1.19
                                ===========      ===========       ===========


              Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the Merger and the acquisition of other short-term investments. Such differences relate to investments in mortgages, other short-term investments, and deferred costs.

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS


          6. Reconciliation of Financial Statement Net Income to Tax Basis Income - Continued

               Dividends to shareholders consist of ordinary income, capital gain and return of capital. Shareholders should expect distributions representing ordinary income and the market price of the Liquidating Company shares to decrease as the Liquidating Company liquidates its assets and distributes return of capital over time to its shareholders. For the year ended December 31, 1994, dividends of $2.73 per share were paid to shareholders. The nature of these dividends for income tax purposes on a per share basis is as follows:

                   Non-taxable Capital   Ordinary
                    Dividend    Gain      Income     Total      Record Date
                   ---------   -------   --------  -------    ------------------
Quarter ended
  March 31, 1994   $    1.05   $  0.39   $  0.31   $  1.75    March 24, 1994
Quarter ended
  June 30, 1994         0.15      0.06      0.05      0.26    June 20, 1994
Quarter ended
  September 30,
  1994                  0.09      0.03      0.02      0.14    September 19, 1994
Quarter ended
  December 31,
  1994                  0.35      0.12      0.11      0.58    December 19, 1994
                   ---------   -------    ------   -------
Year-to-date
  December 31,
  1994             $    1.64   $  0.60    $ 0.49   $  2.73
                   =========   =======    ======   =======

                 7.   Other Short-term Investments

               On January 28, 1993, October 15, 1993 and October 28, 1993, the Liquidating Company entered into investment and financing agreements with Daiwa Securities America, Inc. (Daiwa). These transactions assisted in maintaining the Liquidating Company's
          REIT status. Pursuant to the terms of these agreements, the Liquidating Company invested in GNMA mortgage-backed securities or certificates backed by FHA-Insured project loans
          (collectively, the Securities) with unpaid principal balances of approximately $74.7 million, $40.3 million and $11.9 million, respectively, at purchase prices of 104.615%, 106.41% and 100.8%, respectively, of the face values, which earned interest at per annum pass-through coupon rates of 9.1875%, 13.18% and 8.625%, respectively. In addition, Daiwa provided financing for approximately 99% and 86% of the purchase price for the transactions which occurred on January 28, 1993 and October 15, 1993, respectively, at an interest rate of approximately 3.35%.
          The related debt was non-recourse and fully secured with the Securities which were held by Daiwa in the Liquidating Company's name. The Liquidating Company disposed of these Securities and repaid the related debt by the end of 1993. These investments

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS

          7.   Other Short-term Investments - Continued

          provided a net interest rate spread (after borrowing costs) of approximately 4%, 3.5% and 3.5%, respectively.

          8.   Summary of Quarterly Results of Operations (Unaudited)

               The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1994, 1993 and 1992:

                                                         1994
                                                     Quarter ended
                               March 31       June 30      September 30  December 31
                             ------------   ------------   ------------  ------------
Income (primarily mortgage
  investment income)         $  4,521,596   $  3,956,781   $  3,821,785  $  3,662,142
Net gain (loss) on mortgage
  dispositions                 11,826,341        456,640           (782)      271,082
Net income                     15,787,800      4,042,601      3,474,928     3,619,664
Net income per share                  .52            .13            .11           .13




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


                             CRI LIQUIDATING REIT, INC.
                           NOTES TO FINANCIAL STATEMENTS

                 9.   Settlement of Litigation

               On March 22, 1990, a complaint was filed on behalf of a class comprised of certain former investors of CRIIMI III and CRIIMI II (the Plaintiffs) in the Circuit Court for Montgomery County, Maryland against the Liquidating Company, CRIIMI MAE, CRIIMI I and its general partner, CRIIMI II, CRIIMI III and its general partner, CRI, and Messrs. William B. Dockser, H. William Willoughby and Martin C. Schwartzberg (the Defendants). On November 18, 1993, the Court entered an order granting final approval of a settlement agreement between the Plaintiffs and the Defendants. Under the terms of the settlement, CRIIMI MAE agreed to issue to class members, including certain former investors of CRIIMI I, warrants for up to 2.5 million CRIIMI MAE shares exercisable for 18 months after issuance at an exercise price of $13.17 per share. In addition, the settlement included a payment of $1,400,000 for settlement administration costs and Plaintiff's attorneys' fees and expenses. Insurance provided $1,150,000 of the $1,400,000 cash payment, with the balance paid by CRIIMI MAE. The number of warrants to be issued was dependent on the number of class members who submitted proof of claim forms by April 15, 1994. Based on the proofs of claim submitted as of such date, CRIIMI MAE issued warrants for approximately 334,000 shares pursuant to the settlement agreement. In April 1994, CRIIMI MAE filed a Registration Statement on Form S-3 (Commission File No. 33-53031) to register up to 375,000 shares of CRIIMI MAE's common stock, issuable upon the exercise of the warrants of CRIIMI MAE.

          10.  Investment in Limited Partnerships

               The Liquidating Company owns equity interests
          (Participations) in three limited partnerships, each of which owns the property underlying a government insured multifamily mortgage previously owned and sold at a tax gain by the Liquidating Company.

               In December 1994, the Liquidating Company entered into a revised option agreement granting the option to an affiliate of the general partner to purchase the Liquidating Company's limited partner interest in Laurel Investors Limited Partnership (one of the Participations), on or before November 30, 1997. In the event the option is not exercised, the Liquidating Company can exercise remedies under the Third Amendment to Limited Partnership Agreement of Laurel Investors Limited Partnership.
          It is not anticipated that the exercise of such remedies would result in any material adverse impact on the results of operations or financial position of the Liquidating Company.

          11.  Subsequent Event

               On January 20, 1995, in accordance with the Business Plan, the Liquidating Company sold 21 mortgage investments with an aggregate amortized cost of $48.1 million at December 31, 1994, ten of which resulted in a financial statement gain and all of which resulted in tax basis gains. The 21 dispositions resulted in net financial statement gains of approximately $1.6 million

                              CRI LIQUIDATING REIT, INC.
                            NOTES TO FINANCIAL STATEMENTS

          11.  Investment in Limited Partnerships - Continued

          and tax basis gains of approximately $9.5 million. The sales of these mortgage investments constitute approximately 33% of the December 31, 1994 tax basis portfolio balance. As a result of the sales, the Liquidating Company received aggregate net proceeds of approximately $49.7 million.


Directors and Executive Officers
- --------------------------------

                               Liquidating Company
Name                             Position               Principal Occupation
- ----------------------      ---------------------       ------------------------
William B. Dockser          Chairman of the Board       Chairman of the Board
                                                          and Shareholder -
                                                          C.R.I., Inc.

H. William Willoughby       Director, President         President, Secretary,
                              and Secretary               Director and Share-
                                                          holder - C.R.I., Inc.

Garrett G. Carlson, Sr.     Director                    Chairman of the Board-
                                                          SCA Realty, Inc.;
                                                          President - Can
                                                          American Realty
                                                          Corporation and
                                                          Canadian Financial
                                                          Corporation

G. Richard Dunnells         Director                    Partner - Holland &
                                                          Knight

Robert F. Tardio            Director                    Retired

Jay R. Cohen                Executive Vice              Senior Vice President,
                              President and               Mortgages - C.R.I.,
                              Treasurer                   Inc.


Cynthia O. Azzara           Vice President               Vice President and
                              and Chief                    Chief Financial
                              Financial Officer            Officer


                 /TABLE></PAGE

          The Annual Report to the Securities and Exchange Commission on Form 10-K is available to Shareholders and may be obtained by writing:

          Investor Services/CRI Liquidating REIT, Inc.
          C.R.I., Inc.
          The CRI Building
          11200 Rockville Pike
          Rockville, Maryland  20852

          CRI Liquidating REIT, Inc. shares are traded on the New York Stock Exchange under the symbol CFR.
          /PAGE