Form 10-K/A
period 1994-12-31
CRI LIQUIDATING REIT INC
filed 1995-04-27
CIK 850143

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
      Title of each class                 which registered
- --------------------------------   -----------------------------
         Common Stock              New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- -----------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 26, 1995, 30,422,711 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
- -----------------------------------------------------------------

     Form 10-K Parts                     Document
     ----------------                    ---------

          III                 1994 Annual Report to Shareholders
                              Filed on Form 10-K/A on February
                              22, 1995

                           CRI LIQUIDATING REIT, INC.

                         1994 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS


                                                            Page
                                                            ----

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . .     4-6
Item 11.  Executive Compensation  . . . . . . . . . . .       6
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .     6-7
Item 13.  Certain Relationships and Related Transactions    7-8

Signatures  . . . . . . . . . . . . . . . . . . . . . .     9-10

                                                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of directors and

     (e)  Business experience

     Members of the Liquidating Company's Board of Directors serve staggered three year terms. The following is a list of the Liquidating Company's directors, their ages, positions held and the year of expiration of that term:

                                                                       Year Term
     Name                Principal Occupation                      Age  Expires
     ----                --------------------                      ---  --------
William B. Dockser       Chairman of the Board of the              58     1995
                         Liquidating Company and of CRIIMI MAE
                         Inc., (CRIIMI MAE), since 1989;
                         Chairman of the Board and shareholder
                         of C.R.I., Inc. (CRI), an affiliate
                         of the Liquidating Company's adviser,
                         since 1974.

G. Richard Dunnells*     Director of the Liquidating Company and   58     1995
                         of CRIIMI MAE since 1991; Partner in the
                         Washington, D.C. office and Director of
                         the law firm of Holland & Knight since
                         January 1994; Chairman of the Washington,
                         D.C. law firm of Dunnells & Duvall from
                         1989 to 1993; Senior Partner of such law
                         firm from 1973 to 1993; Special Assistant
                         to the Under-Secretary and Deputy
                         Assistant Secretary for Housing and
                         and Urban Renewal and Deputy Assistant
                         Secretary for Housing Management with the
                         U.S. Department of Housing and Urban
                         Development from 1969 to 1973;
                         President's Commission on Housing from
                         1981 to 1982.

H. William Willoughby    Director and Secretary of the Liqui-      49      1996
                         dating Company and of CRIIMI MAE since
                         1989; President of the Liquidating
                         Company and of CRIIMI MAE since 1990;
                         Director and shareholder of CRI since
                         1974; Secretary of CRI from 1974 to
                         1990 and President of CRI since 1990.


Garrett G. Carlson, Sr.* Director of the Liquidating Company and   58      1996
                         of CRIIMI MAE since 1989; Chairman of the
                         Board of SCA Realty Holdings, Inc. since
                         1985; President of Can-American Realty
                         Corp. and Canadian Financial Corp. since
                         1979 and 1974, respectively; Vice Chairman
                         of Shelter Development Corporation Ltd.
                         since 1983 and President of Garrett Real
                         Estate Development since 1982.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
            Continued

                                                                       Year Term
Name                  Principal Occupation                        Age   Expires
- ----                  --------------------                        ---   --------
Robert F. Tardio*     Director of the Liquidating Company and      66    1997
                      of CRIIMI MAE since 1989; Chairman of the
                      Tardio Corporation from 1986 to 1995;
                      Chairman of the Board and Chief Executive
                      Officer of Sovran Bank/Maryland from April
                      1986 to June 1986; Chairman of the Board
                      and Chief Executive Officer of Suburban
                      Bancorp and Suburban Bank, Bethesda, MD,
                      from 1979 to 1986; Independent Financial
                      Consultant from 1986 to present; Director
                      of Bell Atlantic/Maryland, Washington
                      Mutual Investors Fund (Advisory Board), AW
                      Industries and Chairman of the Washington
                      Metropolitan Airports Authority.
- ----------------------
*Unaffiliated Director

     Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Liquidating Company, and written representations from certain reporting persons that no Forms 5 were required for those persons, the Liquidating Company believes that all directors, officers and beneficial owners of more than 10% of the common shares have filed on a timely basis Forms 3, 4, and 5 as required in the fiscal year ended December 31, 1994.

     (b)  Executive officers, and

     (e)  Business experience

     In addition to Messrs. Dockser and Willoughby, whose business experience is set forth above, Jay R. Cohen, 54, has served as Executive Vice President of the Liquidating Company and of CRIIMI MAE since 1989, as Treasurer of the Liquidating Company and of CRIIMI MAE since 1990. Mr Cohen has been Senior Vice President - Mortgages of CRI since 1983 and President of CRICO Mortgage Company, Inc., an affiliate of CRI, since 1985. Cynthia O. Azzara, 36, has served as Chief Financial Officer of the Liquidating Company and of CRIIMI MAE since 1994 and as Senior Vice President of the Liquidating Company and of CRIIMI MAE since 1995. Ms. Azzara has served in the Accounting and Finance Departments of CRI since 1985. Deborah A. Linn, 39, has served as General Counsel of the Liquidating Company and of CRIIMI MAE since 1995. Ms. Linn has served in the Office of General Counsel of CRI since 1988, serving as General Counsel since 1992. Executive officers of the Liquidating Company are elected annually by the Board of Directors (the Board) and serve at the Board's discretion.

     (c)  Identification of certain significant employees.

          Not applicable.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
            Continued

          None.

     (g)  Promoters and control persons.

          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

     None of the Liquidating Company's executive officers received cash or any other form of compensation from the Liquidating Company during the year ended December 31, 1994. See Item 13, Certain relationships and related transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of common shares as of April 7, 1995 by each person known by the Liquidating Company to own beneficially more than 5% of the outstanding common shares, as well as certain information concerning the ownership of common shares by directors or officers of the Liquidating Company. Unless otherwise indicated, the voting and investment power for the common shares listed are held solely by the named holder.

                                        Percentage of
                                        Outstanding
Name and Address           Shares       Common Shares
- ----------------           ------       -------------

CRIIMI MAE Inc.          17,199,307         56.5%
The CRI Building
11200 Rockville Pike
Rockville, MD  20852

G. Richard Dunnells             615     Less than 1%

     To the best of the Liquidating Company's knowledge, as of April 7, 1995, no person owned more than 5% of the outstanding common shares, and no other officer or director of the Liquidating Company owned any common shares.

     In connection with the incurrence by CRIIMI MAE of certain indebtedness, CRIIMI MAE has pledged 6,950,000 of the Liquidating Company's common shares owned by CRIIMI MAE (the Pledged Shares) to Signet Bank and to Chemical Bank as trustee for the holders of such indebtedness (the Secured Parties). Under the agreements relating to the foregoing indebtedness, the Secured Parties are entitled to direct the voting of the Pledged Shares on any fundamental change item (which excludes any election of directors or other "housekeeping" matter, but includes any matter which may adversely affect the rights of holders of common shares or their right to receive distributions thereon or the timing of such distributions). If CRIIMI MAE defaults on its obligations under such agreements, the Secured Parties may direct the vote of the Pledged Shares on all matters. Except as described above, the voting and investment powers for the common shares owned by CRIIMI MAE are held solely by CRIIMI MAE.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (c)  Transactions with management and others, and

     (b)  Certain business relationships

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -
            Continued

     The Liquidating Company has entered into an agreement (the Advisory Agreement) with CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) under which the Adviser is obligated to provide administrative services for the Liquidating Company, evaluate and negotiate voluntary dispositions of mortgage investments and conduct the Liquidating Company's day-to-day affairs. Under the Advisory Agreement, the Adviser is entitled to receive annual fees based on amounts invested by the Liquidating Company in mortgage investments and incentive fees based on proceeds of dispositions of certain mortgage investments by the Liquidating Company. The Adviser and its affiliates are also entitled to reimbursement for certain expenses incurred in connection with the operation and administration of the Liquidating Company. Pursuant to the Advisory Agreement, in 1994, the Liquidating Company paid the Adviser annual fees of $696,342 and incentive fees of $394,812. CRI is the general partner of the Adviser, and Messrs. Dockser and Willoughby own a majority of the limited partnership interest in the Adviser. Messrs. Dockser and Willoughby are all of the shareholders and directors of CRI, and Messrs. Dockser, Willoughby and Cohen and Ms. Azzara and Ms. Linn are executive officers of CRI.

     The Advisory Agreement may be terminated by the Liquidating Company or the Adviser for cause (as defined in the Advisory Agreement). If the Liquidating Company terminates the Advisory Agreement other than for cause or the Adviser terminates the Advisory Agreement for cause, in addition to compensation otherwise due, the Liquidating Company will be required to pay the Adviser a fee equal to the annual fee paid or payable to the Adviser with respect to the previous fiscal year. Additionally, see Note 3 of the notes to the financial statements, included in the 1994 Annual Report to Shareholders, filed on Form 10-K/A on February 22, 1995, which section is incorporated herein by reference.
     CRIIMI MAE has entered into a similar agreement with the Adviser (the CRIIMI MAE Advisory Agreement). Pursuant to the CRIIMI MAE Advisory Agreement, in 1994, CRIIMI MAE paid or accrued to the Adviser (i) mortgage selection fees of $1,570,415, (ii) annual fees (including the master servicing fees) of $2,567,101, and (iii) incentive fees of $497,675.

     Each unaffiliated director receives an aggregate fee of $10,000 per year for services as a director plus a fee of $500 (for telephonic meetings) and $1,000 (for in-person meetings) for each meeting in which he participates, including committee meetings held on days when the Board is not meeting. In addition, the Liquidating Company reimburses directors and officers (including those affiliated with CRI) for travel and other expenses incurred in connection with their duties as directors or officers of the Liquidating Company. Messrs. Tardio, Carlson and Dunnells were each paid $10,000 by the Liquidating Company for their services as unaffiliated directors during the year ended December 31, 1994, plus traveling expenses, $1,000 per day for meetings attended and $500 per telephonic meeting in which they participated.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CRI LIQUIDATING REIT, INC.


April 27, 1995                      /s/ William B. Dockser
- -----------------------             -----------------------
DATE                                William B. Dockser
                                    Chairman of the Board and
                                      Principal Executive
                                      Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

April 27, 1995                      /s/ William B. Dockser
- -----------------------             -----------------------
DATE                                William B. Dockser
                                    Chairman of the Board
                                      and Principal Executive
                                      Officer



April 27, 1995                      /s/ H. William Willoughby
- -----------------------             -------------------------
DATE                                H. William Willoughby
                                    Director, President, and
                                      Secretary



April 27, 1995                      /s/ Cynthia O. Azzara
- -----------------------             -------------------------
DATE                                Cynthia O. Azzara
                                    Senior Vice President, Chief   Financial
Officer and
                                      Principal Accounting
                                      Officer



April 27, 1995                      /s/ Jay R. Cohen
- -----------------------             -------------------------
DATE                                Jay R. Cohen
                                    Executive Vice President
                                      and Treasurer



April 27, 1995                      /s/ Garrett G. Carlson, Sr.
- -----------------------             ---------------------------
DATE                                Garrett G. Carlson, Sr.
                                    Director



April 27, 1995                      /s/ G. Richard Dunnells
- -----------------------             -------------------------
DATE                                G. Richard Dunnells
                                    Director



April 27, 1995                      /s/ Robert F. Tardio
- -----------------------             -------------------------
DATE                                Robert F. Tardio
                                    Director