Form 10-Q
period 1995-03-31
CRI LIQUIDATING REIT INC
filed 1995-05-11
CIK 850143

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1995
                              --------------

Commission file number        1-10359
                              -------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date.

          Class                    Outstanding at May 9, 1995
- ----------------------------       -----------------------------
Common Stock, $.01 par value                 30,422,711

                           CRI LIQUIDATING REIT, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995


                                                         Page
                                                         ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Balance Sheets - March 31, 1995 and
            December 31, 1994 . . . . . . . . . . . . .     3

          Statements of Income - for the three
            months ended March 31, 1995 and 1994  . . .     4

          Statement of Changes in Shareholders'
            Equity - for the three months ended
            March 31, 1995  . . . . . . . . . . . . . .     5

          Statements of Cash Flows - for the three
            months ended March 31, 1995 and 1994  . . .     6

          Notes to Financial Statements . . . . . . . .     7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .    11

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    17

Signature   . . . . . . . . . . . . . . . . . . . . . .    18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS




                           CRI LIQUIDATING REIT, INC.

                                 BALANCE SHEETS

                                            March 31,       December 31,
                                              1995            1994
                                          ------------   --------------
                                          (unaudited)
                                     ASSETS

Investment in mortgages, at fair value    $109,296,763     $154,373,576

Investment in limited partnerships             100,324          133,766

Cash and cash equivalents                    3,825,761        3,294,161

Receivables and other assets                   999,639        1,525,331

Deferred costs, principally paid
  to related parties, net of accumulated
  amortization of $615,353 and
  $1,544,925, respectively                      73,073           98,523
                                          ------------     ------------
        Total assets                      $114,295,560     $159,425,357
                                          ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses   $    212,300     $    154,276
                                          ------------     ------------
Commitments and contingencies

Shareholders' equity:
  Common stock                                 304,227          304,227
  Net unrealized gains on investment
    in mortgages                            21,462,114       18,252,676
  Additional paid-in capital                92,316,919      140,714,178
                                          ------------     ------------
        Total shareholders' equity         114,083,260      159,271,081
                                          ------------     ------------
        Total liabilities and
          shareholders' equity            $114,295,560     $159,425,357
                                          ============     ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                               For the three months ended
                                                      March 31,
                                              1995              1994
                                          ------------      ------------
Income:
  Mortgage investment income              $  2,586,525      $  4,292,721
  Other investment income                      653,914           283,247
  Income (loss) from investment in
     limited partnerships                       29,881           (54,372)
                                          ------------      ------------
                                             3,270,320         4,521,596
                                          ------------      ------------
Expenses:
  Annual fee to related party                  129,874           194,501
  General and administrative                   154,471           265,293
  Amortization of deferred costs                 8,987            60,896
  Mortgage servicing fees                       17,594            39,447
                                          ------------      ------------
                                               310,926           560,137
                                          ------------      ------------
Income before mortgage dispositions          2,959,394         3,961,459

Mortgage dispositions:
  Gains                                      1,752,243        11,826,341
  Losses                                      (173,379)               --
                                          ------------      ------------
Net income                                $  4,538,258      $ 15,787,800
                                          ============      ============
Net income per share                      $        .15      $        .52
                                          ============      ============
Weighted average shares outstanding         30,422,711        30,422,711
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                               CRI LIQUIDATING REIT, INC.
                                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                    For the three months ended March 31, 1995
                                                       (unaudited)

                                                                     Net
                                                                  Unrealized
                                                                   Gains on       Additional                       Total
                                              Common Stock        Investment       Paid-In      Undistributed   Shareholders'
                                         Shares      Par Value   in Mortgages      Capital        Net Income       Equity
                                       -----------   ---------   ------------    ------------   -------------   ------------
Balance, December 31, 1994              30,422,711   $ 304,227   $ 18,252,676    $140,714,178   $          --   $159,271,081

  Net income                                    --          --             --              --       4,538,258      4,538,258
  Dividends (including return of
    capital) of $1.74 per share                 --          --             --     (48,397,259)     (4,538,258)   (52,935,517)
  Adjustment to net unrealized
    gains on investment in
    mortgages                                   --          --      3,209,438              --              --      3,209,438
                                       -----------   ---------   ------------    ------------   -------------   ------------
Balance, March 31, 1995                 30,422,711   $ 304,227   $ 21,462,114    $ 92,316,919   $          --   $114,083,260
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  For the three months ended
                                                           March 31,
                                                     1995            1994
                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                     $  4,538,258    $ 15,787,800
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred costs                    8,987          60,896
      Mortgage discount amortization                 (159,387)       (255,524)
      Mortgage premium accretion                        1,661           1,611
      Gains on mortgage dispositions               (1,752,243)    (11,826,341)
      Losses on mortgage dispositions                 173,379              --
      Equity in (income) loss from investment
        in limited partnerships                       (29,881)         54,372

      Changes in assets and liabilities:
        Decrease in receivables and other
          assets                                      525,692         603,761
        Increase in accounts payable
          and accrued expenses                         58,024          63,347
                                                 ------------    ------------
      Net cash provided by operating
        activities                                  3,364,490       4,489,922
                                                 ------------    ------------
Cash flows from investing activities:
  Proceeds from mortgage dispositions              49,720,952      48,706,116
  Receipt of mortgage principal from
    scheduled payments                                301,889         598,160
  Decrease in deferred costs                           16,463          77,326
  Annual return from investment in limited
    partnerships                                       63,323          63,373
                                                 ------------    ------------
      Net cash provided by investing
        activities                                 50,102,627      49,444,975
                                                 ------------    ------------
Cash flows used in financing activities:
  Dividends and return of capital paid to
    shareholders                                  (52,935,517)    (53,239,744)
                                                 ------------    ------------
      Net cash used in financing activities       (52,935,517)    (53,239,744)
                                                 ------------    ------------
Net increase in cash and cash equivalents             531,600         695,153
Cash and cash equivalents, beginning of
  period                                            3,294,161       2,907,147
                                                 ------------    ------------
Cash and cash equivalents, end of period         $  3,825,761    $  3,602,300
                                                 ============    ============
                   The accompanying notes are an integral part
                         of these financial statements.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   Organization

     CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which as of March 31, 1995, owned a portfolio of 23 United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Mortgage investments in the portfolio are comprised of 22 participation certificates evidencing a 100% undivided beneficial interest in loans insured pursuant to programs of the United States government through the Federal Housing Administration (FHA) (FHA-Insured Loans) and one security backed by a FHA-Insured Loan which has been securitized by private issuers and guaranteed by the Government National Mortgage Association (GNMA) as to timely payment of principal and interest (Mortgage-Backed Security). As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by 1997.

     The Liquidating Company is governed by a Board of Directors which includes the two shareholders of C.R.I., Inc. (CRI). The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser and its affiliates (i) manage the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (ii) conduct the day-to-day operations of the Liquidating Company. The Adviser and its affiliates receive fees and expense reimbursements in connection with the administration and operation of the Liquidating Company. The Adviser also acts in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE) (formerly CRI Insured Mortgage Association, Inc.). However, if CRIIMI MAE shareholder approval is obtained and certain other conditions are satisfied, CRIIMI MAE will become a self-managed and self-administered REIT and the Adviser would no longer advise CRIIMI MAE.

     The Liquidating Company intends to dispose of its existing government insured mortgage investments by the end of 1997 through an orderly liquidation. Consequently, the Liquidating Company's Adviser developed a business plan (the Business Plan) which was approved by the Liquidating Company's Board of Directors. The Business Plan is updated for movements in interest rates and assumes that the portfolio will be liquidated by 1997 through a combination of defaults on or prepayments of (collectively, Involuntary Dispositions) and sales (Voluntary Dispositions) of government insured multifamily mortgages.

     During the three months ended March 31, 1995, the Liquidating Company disposed of 21 mortgage investments which constituted approximately 33% of the December 31, 1994 portfolio balance. The Business Plan assumes a total annual disposition rate of approximately 38% during 1995 and approximately 31% in 1996 and 31% in 1997, based on the portfolio balance as of December 31, 1994. Included in this assumed total annual disposition rate is an Involuntary Disposition rate of approximately 5% during 1995 and approximately 7% in both 1996 and 1997 based on the December 31, 1994 portfolio balance. Each year Voluntary Dispositions will be adjusted by the Adviser based on the actual and anticipated Involuntary Dispositions during such year, in an attempt to maintain the targeted annual disposition rates stated above.

     Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

2.   Basis of Presentation

     In the opinion of the Adviser, the accompanying unaudited financial statements of the Liquidating Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Liquidating Company as of March 31, 1995 and December 31, 1994, and the results of its operations and cash flows for the three months ended March 31, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Adviser believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Liquidating Company's Annual Report filed on Form 10-K for the year ended December 31, 1994.

3.   Summary of Significant Accounting Policies

Reclassification
- ----------------
     Certain amounts in the income statement for the three months ended March 31, 1994 have been reclassified to conform to the 1995 presentation.

4.   Investment in Mortgages

     As of March 31, 1995 and December 31, 1994, the Liquidating Company owned 23 and 44 mortgage investments, respectively. These mortgages had a weighted average net coupon rate of approximately 7.83%, a weighted average net effective interest rate of approximately 10.67% and a weighted average term based on face value of approximately 27 years as of March 31, 1995. This compares to a weighted average net coupon rate of approximately 7.60%, a weighted average net effective interest rate of approximately 10.02% and a weighted average term based on face value of approximately 26 years as of December 31, 1994.

     In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of March 31, 1995 and December 31, 1994. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

     The fair value of the mortgage investments is based on quoted market prices.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

4.   Investment in Mortgages - Continued

                             As of March 31, 1995       As of December 31, 1994
                             Amortized      Fair          Amortized      Fair
                              Cost         Value           Cost         Value
                          ------------  ------------  ------------  ------------
Investment in
  Mortgages               $ 87,834,649  $109,296,763  $136,120,900  $154,373,576
                          ============  ============  ============  ============

     During the three months ended March 31, 1995, the Liquidating Company disposed of 21 mortgage investments with an aggregate amortized cost of $48,142,088 which constituted approximately 33% of the December 31, 1994 portfolio balance. The 21 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.

5.   Reconciliation of Financial Statement Net Income to Tax Basis Income

     On an annual basis, the Liquidating Company expects to distribute to its shareholders virtually all of its tax basis income.

     Reconciliations of the financial statement net income to the tax basis income for the three months ended March 31, 1995 and 1994 are as follows:

                                               For the three months ended
                                                         March 31,
                                                  1995             1994
                                               -----------     -----------
Financial statement net income                 $ 4,538,258     $15,787,800

Adjustments:
  Nondeductible expense:
    Amortization of deferred costs                   6,724          60,896
  Additional income (loss) due to
    basis differences:
    Mortgage dispositions                        7,877,249       2,962,320
    Reamortization of mortgages                     49,027         128,762
    (Loss) income from investment
       in limited partnerships                     (43,251)         36,271
                                               -----------     -----------
Tax basis income                               $12,428,007     $18,976,049
                                               ===========     ===========
Tax basis income per share                     $      0.41     $      0.62
                                               ===========     ===========

     Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the Merger. Such differences relate to investments in mortgages and deferred costs.

                                                  CRI LIQUIDATING REIT, INC.
                                                NOTES TO FINANCIAL STATEMENTS
                                                             (unaudited)

6.   Dividends to Shareholders

     For the three months ended March 31, 1995, dividends of $1.74 per share were paid to shareholders. The composition of the dividend shown below remains subject to year-end adjustment:

                      Non-taxable     Capital     Ordinary
                       Dividend        Gain        Income        Total      Record Date
                      -----------     -------     ----------     -----     --------------
Quarter ended
   March 31, 1995     $      1.33     $  0.31     $  0.10        $  1.74   March 20, 1995
                      ===========     =======     =======        =======

7.   Transactions with Related Parties

     Below is a summary of the amounts paid or accrued to related parties during the three months ended March 31, 1995 and 1994.

                             For the three months ended March 31,
                                  1995                1994
                              ------------        ------------
Adviser:
- -------
Annual fee                    $    129,874(c)     $    194,501(c)
Incentive fee (a)                       --             394,812
                              ------------        ------------
     Total                    $    129,874        $    589,313
                              ============        ============

CRI:
- ---
Expense reimbursement (b)(d)  $     69,421        $     76,086
                              ============        ============

<FN1>     (a)  Included as a component of gains and/or losses from mortgage dispositions on the accompanying statements of income.
<FN2>     (b)  Included as general and administrative expenses on the accompanying statements of income.
<FN3>     (c)  As a result of reaching the carryover CRIIMI I target yield during the three months ended March 31, 1995 and 1994, the Liquidating Company paid deferred annual fees of $28,467 and $31,279, respectively.
<FN4>     (d)  As discussed in Note 1, the proposed transaction in which CRIIMI MAE would become a self-managed and self-
               administered REIT has no impact on the payments required to be made by the Liquidating Company, other than that the expense reimbursement currently paid by the Liquidating Company to CRI in connection with the provision of services by its Adviser will be paid to CRIIMI MAE subsequent to the consummation of the proposed transaction.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


General
- -------
     CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which as of March 31, 1995, owned a portfolio of 23 United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Mortgage investments in the portfolio are comprised of 22 participation certificates evidencing a 100% undivided beneficial interest in loans insured pursuant to programs of the United States government through the Federal Housing Administration (FHA) (FHA-Insured Loans) and one security backed by a FHA-Insured Loan which has been securitized by private issuers and guaranteed by the Government National Mortgage Association (GNMA) as to timely payment of principal and interest (Mortgage-Backed Security). As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by 1997.

     The Liquidating Company is governed by a Board of Directors which includes the two shareholders of C.R.I., Inc. (CRI). The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser and its affiliates (i) manage the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (ii) conduct the day-to-day operations of the Liquidating Company. The Adviser and its affiliates receive fees and expense reimbursements in connection with the administration and operation of the Liquidating Company. The Adviser also acts in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE). However, if CRIIMI MAE shareholder approval is obtained and certain other conditions are satisfied, CRIIMI MAE will become a self-managed and self-administered REIT and the Adviser would no longer advise CRIIMI MAE.

Business Plan
- -------------
     The Liquidating Company intends to dispose of its existing government insured mortgage investments by the end of 1997 through an orderly liquidation. Consequently, the Liquidating Company's Adviser developed a business plan (the Business Plan) which was approved by the Liquidating Company's Board of Directors. The Business Plan is updated for movements in interest rates and assumes that the portfolio will be liquidated by 1997 through a combination of defaults on or prepayments of (collectively, Involuntary Dispositions) and sales (Voluntary Dispositions) of government insured multifamily mortgages.

     During the three months ended March 31, 1995, the Liquidating Company disposed of 21 mortgage investments which constituted approximately 33% of the December 31, 1994 portfolio balance. The Business Plan assumes a total annual disposition rate of approximately 38% during 1995 and approximately 31% in 1996 and 31% in 1997, based on the portfolio balance as of December 31, 1994. Included in this assumed total annual disposition rate is an Involuntary Disposition rate of approximately 5% during 1995 and approximately 7% in both 1996 and 1997 based on the December 31, 1994 portfolio balance. Each year, Voluntary Dispositions will be adjusted by the Adviser based on the actual and anticipated Involuntary Dispositions during such year, in an attempt to maintain the targeted annual disposition rates stated above.

     Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed by the Liquidating Company or the amount of proceeds the Liquidating Company will receive from any such disposition.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - Continued


     To estimate proceeds from Voluntary Dispositions, government insured multifamily mortgages are grouped with similar coupons and/or maturities and are priced in each successive year assuming a declining weighted average maturity. Government insured multifamily mortgages are assumed to be sold based on prices as of March 31, 1995 and on the assumption that long-term and intermediate term U.S. Treasury rates (Treasury Rates) remain constant throughout the term of the Business Plan. The interest rate differential between Treasury Rates and the yield on government insured mortgages (the Spreads) were determined as of March 31, 1995 and the Business Plan assumes that such Spreads are held constant throughout the term of the Business Plan.

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

     The Liquidating Company intends to invest proceeds from scheduled mortgage payments, Voluntary Dispositions and Involuntary Dispositions in high quality short-term investments at an assumed rate of approximately 6% until dividends are paid by the Liquidating Company.

     All of the Liquidating Company's expenses which are not directly based on the book value of the Liquidating Company's assets are assumed to remain substantially the same based on the Liquidating Company's prior experience, the expected rate of inflation and the expected reduction in the Liquidating Company's asset base. Annual fees and mortgage servicing fees, which are based on the book value of the Liquidating Company's assets, are assumed to decrease proportionately with decreases in the Liquidating Company's assets. Incentive fees which are anticipated to be due to the Adviser based on assumed sales from CRIIMI I have reduced the capital gain from the sale. No other incentive fees are anticipated.

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

     Based on the foregoing assumptions, including the assumptions that the interest rate environment as of March 31, 1995 will be maintained over the remaining term of the Business Plan, the Liquidating Company expects that an investment in the Liquidating Company shares made on December 1, 1993, at a price of $9.00 per share would achieve a total return over the term of the Business Plan of approximately 3.4%. Based on the foregoing assumptions, including the assumption that a current interest rate environment will be maintained over the term of the Business Plan, the Liquidating Company expects an investment in the Liquidating Company shares made on March 31, 1995 at a price of $5.00 per share would achieve a total return over the remaining term of the Business Plan of approximately 16.4%.

Results of Operations
- ---------------------
     Total income for the three months ended March 31, 1995 decreased $1.3 million or 27.7% to $3.3 million from $4.5 million for the corresponding period

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - Continued


in 1994. This decrease was due primarily to reductions in mortgage investment income, as discussed below.

     Mortgage investment income decreased $1.7 million or 39.7% to $2.6 million for the three months ended March 31, 1995 from $4.3 million for the corresponding period in 1994. This decrease was principally the result of a reduction in the mortgage base resulting from the disposition of mortgage investments during the three months ended March 31, 1995 and the year ended December 31, 1994. It is not anticipated that the nature of income from mortgage investments resulting from fixed payments of principal and interest or the expenses related to the ordinary administration of such mortgage investments will differ materially in future years. However, mortgage dispositions will reduce the recurring mortgage income in future periods.

     Other investment income increased $0.4 million or 130.9% to $0.7 million for the three months ended March 31, 1995 from $0.3 million for the corresponding period in 1994. This increase was primarily attributable to income earned from the short term investment of mortgage disposition proceeds received in January 1995 pending the distribution to shareholders on March 31, 1995.

     Total expenses decreased $0.2 million or 44.6% to $0.3 million for the three months ended March 31, 1995 from $0.6 million for the corresponding period in 1994. This decrease was principally due to decreases in general and administrative expenses and annual fees paid to the Adviser, as discussed below.

     General and administrative expenses decreased approximately $111,000 or 41.8% to approximately $154,000 for the three months ended March 31, 1995 from approximately $265,000 for the corresponding period in 1994 primarily as a result of the reduction in the mortgage base resulting from the dispositions of mortgage investments during the three months ended March
31, 1995 and the year ended December 31, 1994.

     Annual fees are paid to the Adviser for managing the Liquidating Company's portfolio. These fees include a base component equal to a percentage of average invested assets. In addition, annual fees paid to the Adviser by the Liquidating Company may include a performance-based component that is referred to as the deferred component. The deferred component, which is also calculated as a percentage of average invested assets, is computed each quarter but paid (and expensed) only upon meeting certain cumulative performance goals. If these goals are not met, the deferred component accumulates and may be paid in the future if cumulative goals are met. In addition, certain incentive fees are paid by the Liquidating Company on a current basis if certain performance goals are met.

     Annual fees decreased approximately $65,000 or 33.2% to approximately $130,000 for the three months ended March 31, 1995 from approximately $195,000 for the corresponding period in 1994. This decrease was primarily a result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the annual fees payable by the Liquidating Company. The mortgage base has been decreasing as the Liquidating Company effects the Business Plan to liquidate by 1997.

     Net gains on mortgage dispositions decreased $10.2 million or 86.6% to $1.6 million for the three months ended March 31, 1995 from $11.8 million during the three months ended March 31, 1994. The gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed during the periods. The decrease in net gains from mortgage dispositions was primarily due to the sale of 21 mortgage investments during

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - Continued


the three months ended March 31, 1995, ten of which resulted in financial statement gains and all of which resulted in tax basis gains. The 21 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. This compares to the disposition of twelve mortgage investments during the three months ended March 31, 1994 that generated financial statement gains of approximately $11.6 million and tax basis gains of approximately $14.8 million.

Investment in Mortgages
- -----------------------
     As of March 31, 1995 and December 31, 1994, the Liquidating Company owned 23 and 44 mortgage investments, respectively. These mortgages had a weighted average net coupon rate of approximately 7.83%, a weighted average net effective interest rate of approximately 10.67% and a weighted average term based on face value of approximately 27 years as of March 31, 1995. This compares to a weighted average net coupon rate of approximately 7.60%, a weighted average net effective interest rate of approximately 10.02% and a weighted average term based on face value of approximately 26 years as of December 31, 1994.

     The Liquidating Company owns government insured multifamily mortgages on properties which were acquired by the predecessor CRIIMI Funds at a discount to face (Discount Mortgage Investments) on the belief that based on economic, market, legal and other factors, such Discount Mortgage Investments might be sold for cash, converted to condominium housing or otherwise disposed or refinanced in a manner requiring prepayment or permitting other profitable disposition three to twelve years after acquisition by the predecessor CRIIMI Funds. The Liquidating Company also owns near or at par or premium government insured multifamily mortgages (Near or At Par or Premium Mortgage Investments) on properties which the Adviser does not expect to incur a significant financial statement loss if disposed, refinanced or otherwise prepaid prior to maturity. On a tax basis, based on current information, including the current interest rate environment, the disposition of mortgage investments is expected to result in a gain.

     In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of March 31, 1995 and December 31, 1994. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

     The fair value of the mortgage investments is based on quoted market prices.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - Continued


                        As of March 31, 1995       As of December 31, 1994
                      Amortized         Fair      Amortized          Fair
                       Cost            Value       Cost             Value
                   ------------   ------------  ------------   ------------
Investment in
  Mortgages        $ 87,834,649   $109,296,763  $136,120,900   $154,373,576
                   ============   ============  ============   ============

     During the three months ended March 31, 1995, the Liquidating Company disposed of 21 mortgage investments with an aggregate amortized cost of $42,142,088 and which constituted approximately 33% of the December 31, 1994 portfolio balance. The 21 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.

Liquidity
- ---------
     The Liquidating Company closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operations and to continue to qualify as a REIT. The Liquidating Company's cash receipts, which are derived from scheduled payments of outstanding principal of, and interest on, and proceeds from the disposition of, mortgage investments held by the Liquidating Company, plus cash receipts from interest on temporary investments and cash received from the Liquidating Company's Participations, were sufficient for the three months ended March 31, 1995 and 1994 to meet operating, investing, and financing cash requirements. It is anticipated that cash receipts will be sufficient in future periods to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of
dividends to the shareholders.   Because the Liquidating Company is a
liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the three months ended March 31, 1995 and 1994, the Liquidating Company paid dividends of $1.74 and $1.75 per share, respectively, of which approximately $1.33 and $1.14 per share, respectively, were declared as non-taxable dividends to shareholders for tax purposes, subject to year-end adjustment. As of March 31, 1995, there were no material commitments for capital expenditures.

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

     Decreases in market interest rates could result in the prepayment of certain mortgage investments. Although decreases in interest rates could increase prepayment levels of mortgages on single-family dwellings, the Liquidating Company's experience with mortgages on multifamily dwellings has been that decreases in interest rates do not necessarily result in increased levels of prepayments primarily due to lockouts (i.e., prepayment prohibitions), prepayment penalties on existing financing or difficulties in obtaining refinancing. Decreases in occupancy levels, rental rates or value of any property underlying a mortgage investment may result in the mortgagor being unable or unwilling to make required payments on the mortgage and thereby defaulting. Whether by prepayment, sale or assignment, the proceeds of a disposition of a Discount Mortgage Investment are expected to exceed the carrying amount of the mortgage for financial statement purposes, while the proceeds from the disposition of a Near or At Par or Premium Mortgage Investment may be slightly less than, the same as or slightly more than, the financial

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - Continued


statement carrying amount of the mortgage. However, the proceeds of any mortgage disposition, based on current information, including the current interest rate environment, is expected to exceed the carrying amount of the mortgage on a tax basis and, therefore, result in a tax gain.

     Changes in interest rates will affect the proceeds received through Voluntary Dispositions: (i) by increasing the value of the portfolio in the event of decreases in long-term and intermediate-term U.S. Treasury Rates or decreasing the value of the portfolio in the event of increases in Treasury Rates (assuming the interest rate differential between Treasury Rates and the yields on government insured multifamily mortgages remains constant) and (ii) if the Adviser deems appropriate, increasing the pace at which the Liquidating Company liquidates the portfolio in the event of decreases in Treasury Rates or decreasing the pace of such liquidation in the event of increases in Treasury Rates.

Borrowing Policy
- ----------------

     Subject to customary business considerations, there is no specific limitation on the maximum amount of debt that the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness, except in connection with the maintenance of its REIT status.

Cash Flow
- ---------

     Net cash provided by operating activities decreased for the three months ended March 31, 1995 compared to the corresponding period in 1994 primarily as a result of a decrease in mortgage investment income due to the reduction in the mortgage base, as previously discussed.

     Net cash provided by investing activities increased for the three months ended March 31, 1995 as compared to the corresponding period in 1994. This increase was principally due to an increase in proceeds from mortgage dispositions for the three months ended March 31, 1995 during which 21 mortgage investments were disposed as compared to the corresponding period in 1994, when 10 mortgage investments were disposed.

     Net cash used in financing activities decreased for the three months ended March 31, 1995 compared to the corresponding period in 1994 due to a decrease in dividends paid to shareholders as a result of the reduction in the mortgage base.

PART II.    OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     A report on Form 8-K (Item 2) was filed with the Securities and Exchange Commission on January 27, 1995, with respect to the disposition of 21 mortgage investments as described in Notes 1 and 4 of the notes to the financial statements of CRI Liquidating REIT, Inc., for the quarter ended March 31, 1995.

                                   SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CRI LIQUIDATING REIT, INC.


May 10, 1995                         /s/ Cynthia O. Azzara
- -----------------------             -------------------------
DATE                                Cynthia O. Azzara
                                    Senior Vice President,
                                      Principal Accounting
                                      Officer and Chief
                                      Financial Officer

The Quarterly Report to the Securities and Exchange Commission on Form 10-Q is available to Shareholders and may be obtained by writing:

Investor Services/CRI Liquidating REIT, Inc.
C.R.I., Inc.
The CRI Building
11200 Rockville Pike
Rockville, Maryland  20852

CRI Liquidating REIT, Inc. shares are traded on the New York Stock Exchange under the symbol CFR.