Form 10-Q
period 1995-06-30
CRI LIQUIDATING REIT INC
filed 1995-08-09
CIK 850143

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         June 30, 1995
                              -------------

Commission file number        1-10359
                              -------

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

                                 (301) 816-2300
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date.

          Class                    Outstanding at August 9, 1995
----------------------------       ------------------------------
Common Stock, $.01 par value                 30,422,711

                           CRI LIQUIDATING REIT, INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995


                                                         Page
                                                         ----

PART I.   Financial Information

Item 1.   Financial Statements

     Balance Sheets - June 30, 1995  (unaudited)
       and December 31, 1994                             3

     Statements of Income - for the three and six
       months ended June 30, 1995 and 1994
       (unaudited)                                       4

     Statement of Changes in Shareholders'
       Equity - for the six months ended
       June 30, 1995 (unaudited)                         5

     Statements of Cash Flows - for the six
       months ended June 30, 1995 and 1994
       (unaudited)                                       6

     Notes to Financial Statements (unaudited)           7

Item 2.   Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations                                    14

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K              20

Signature                                               21

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS




                           CRI LIQUIDATING REIT, INC.

                                 BALANCE SHEETS

                                            June 30,       December 31,
                                              1995            1994
                                          ------------   --------------
                                          (unaudited)
                                     ASSETS

Investment in mortgages, at fair value    $112,579,125     $154,373,576

Investment in limited partnerships              66,884          133,766

Cash and cash equivalents                    3,700,024        3,294,161

Receivables and other assets                 1,052,467        1,525,331

Deferred costs, principally paid
  to related parties, net of accumulated
  amortization of $624,439 and
  $1,544,925, respectively                      63,987           98,523
                                          ------------     ------------
        Total assets                      $117,462,487     $159,425,357
                                          ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses   $    151,799     $    154,276
                                          ------------     ------------
Commitments and contingencies

Shareholders' equity:
  Common stock                                 304,227          304,227
  Net unrealized gains on investment
    in mortgages                            24,892,457       18,252,676
  Additional paid-in capital                92,114,004      140,714,178
                                          ------------     ------------
        Total shareholders' equity         117,310,688      159,271,081
                                          ------------     ------------
        Total liabilities and
          shareholders' equity            $117,462,487     $159,425,357
                                          ============     ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                                     CRI LIQUIDATING REIT, INC.
                                                        STATEMENTS OF INCOME
                                                             (unaudited)

                                        For the three months ended June 30,    For the six months ended June 30,
                                            1995               1994                1995              1994
                                        ------------       ------------        -------------     -------------
Income:
  Mortgage investment income            $  2,355,641       $  3,828,664        $   4,942,166     $  8,121,385
  Other investment income                     70,593             66,707              724,507          349,954
  Income from investment in
     limited partnerships                     29,882             61,410               59,763            7,038
                                        ------------       ------------        -------------     ------------
                                           2,456,116          3,956,781            5,726,436        8,478,377
                                        ------------       ------------        -------------     ------------
Expenses:
  Annual fee to related party                 94,958            171,346              224,832          365,847
  General and administrative                 103,629            102,121              258,100          367,414
  Amortization of deferred costs               9,086             62,441               18,073          123,337
  Mortgage servicing fees                     17,541             34,912               35,135           74,359
                                        ------------       ------------        -------------     ------------
                                             225,214            370,820              536,140          930,957
                                        ------------       ------------        -------------     ------------
Income before mortgage dispositions        2,230,902          3,585,961            5,190,296        7,547,420

Mortgage dispositions:
  Gains                                           --            456,640            1,752,243       12,282,981
  Losses                                          --                 --             (173,379)              --
                                        ------------       ------------        -------------     ------------
Net income                              $  2,230,902       $  4,042,601        $   6,769,160     $ 19,830,401
                                        ============       ============        =============     ============
Net income per share                    $        .07       $        .13        $         .22     $        .65
                                        ============       ============        =============     ============
Weighted average shares outstanding       30,422,711         30,422,711           30,422,711       30,422,711
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                         CRI LIQUIDATING REIT, INC.
                                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     For the six months ended June 30, 1995
                                                     (unaudited)

                                                                Net
                                                             Unrealized
                                                              Gains on     Additional                        Total
                                         Common Stock        Investment     Paid-In      Undistributed    Shareholders'
                                    Shares     Par Value    in Mortgages    Capital        Net Income        Equity
                                  -----------  ---------    ------------  ------------   -------------    ------------
Balance, December 31, 1994         30,422,711  $ 304,227    $ 18,252,676  $140,714,178   $          --    $159,271,081

  Net income                               --         --              --            --       6,769,160       6,769,160
  Dividends (including return of
    capital) of $1.82 per share            --         --              --   (48,600,174)     (6,769,160)    (55,369,334)
  Adjustment to net unrealized
    gains on investment in
    mortgages                              --         --       6,639,781            --              --       6,639,781
                                  -----------  ---------    ------------  ------------   -------------    ------------
Balance, June 30, 1995             30,422,711  $ 304,227    $ 24,892,457  $ 92,114,004   $          --    $117,310,688
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   For the six months ended
                                                            June 30,
                                                   1995               1994
                                                ------------      ------------
Cash flows from operating activities:
  Net income                                    $  6,769,160      $ 19,830,401
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred costs                  18,073           123,337
      Mortgage discount amortization                (320,910)         (495,112)
      Mortgage premium accretion                       3,345             3,245
      Gains on mortgage dispositions              (1,752,243)      (12,282,981)
      Losses on mortgage dispositions                173,379                --
      Equity in income from investment
        in limited partnerships                      (59,763)           (7,038)
      Changes in assets and liabilities:
        Decrease in receivables and other
          assets                                     472,864           528,165
        Decrease in accounts payable
          and accrued expenses                        (2,477)         (134,766)
                                                ------------      ------------
      Net cash provided by operating
        activities                                 5,301,428         7,565,251
                                                ------------      ------------
Cash flows from investing activities:
  Proceeds from mortgage dispositions             49,720,952        52,427,900
  Receipt of mortgage principal from
    scheduled payments                               609,709         1,167,073
  Decrease in deferred costs                          16,463            76,652
  Annual return from investment in limited
    partnerships                                     126,645           126,646
                                                ------------      ------------
      Net cash provided by investing
        activities                                50,473,769        53,798,271
                                                ------------      ------------
Cash flows from financing activities:
  Dividends and return of capital paid to
    shareholders                                 (55,369,334)      (61,149,649)
                                                ------------      ------------
      Net cash used in financing activities      (55,369,334)      (61,149,649)
                                                ------------      ------------
Net increase in cash and cash equivalents            405,863           213,873
Cash and cash equivalents, beginning of
  period                                           3,294,161         2,907,147
                                                ------------      ------------
Cash and cash equivalents, end of period        $  3,700,024      $  3,121,020
                                                ============      ============
                   The accompanying notes are an integral part
                         of these financial statements.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



1.   Organization

     CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which, as of June 30, 1995, owned a portfolio of 23 United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Mortgage investments in the portfolio are comprised of 22 participation certificates evidencing a 100% undivided beneficial interest in loans insured pursuant to programs of the United States government through the Federal Housing Administration (FHA) (FHA-Insured Loans) and one security backed by a FHA-Insured Loan which has been securitized by private issuers and guaranteed by the Government National Mortgage Association (GNMA) as to timely payment of principal and interest (Mortgage-Backed Security). As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by 1997.

     The Liquidating Company is governed by a Board of Directors which includes the two shareholders of C.R.I., Inc. (CRI). The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser and its affiliates (i) manage the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (ii) conduct the day-to-day operations of the Liquidating Company. The Adviser and its affiliates receive fees in connection with the administration and operation of the Liquidating Company. The Adviser also formerly acted in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE - formerly CRI Insured Mortgage Association, Inc.). However, effective June 30, 1995 CRIIMI MAE became a self-managed and self-administered REIT and, as a result, the Adviser no longer advises CRIIMI MAE.

     In addition to the annual fee (discussed in Note 6, below), from inception through June 30, 1995, the Adviser and its affiliates were reimbursed for expenses incurred in connection with the administration and operation of the Liquidating Company. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, effective June 30, 1995, the Adviser and its affiliates will no longer be reimbursed for expenses, as these reimbursements will be paid to CRIIMI MAE Management, Inc. (CRIIMI Management), a wholly owned subsidiary of CRIIMI MAE. Pursuant to a reimbursement agreement (the Reimbursement Agreement) entered into between the Adviser and CRIIMI Management in connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, the employees of CRIIMI Management perform certain functions on behalf of the Adviser under the advisory agreement.
Neither CRIIMI Management nor CRIIMI MAE will receive advisory fees under the advisory agreement. However, CRIIMI Management will be reimbursed, at cost, for its employees' time and expenses pursuant to the Reimbursement Agreement.

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

     During the six months ended June 30, 1995, the Liquidating Company disposed of 21 mortgage investments which constituted approximately 33% of the December 31, 1994 portfolio balance. The Business Plan assumes a total annual

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   Organization - Continued

disposition rate of approximately 33% during 1995 and approximately 33% in 1996 and 34% in 1997, based on the portfolio balance as of December 31, 1994. Included in this assumed total annual disposition rate is an Involuntary Disposition rate of approximately 1% during 1995 and approximately 7% in both 1996 and 1997 based on the December 31, 1994 portfolio balance. Each year Voluntary Dispositions will be adjusted by the Adviser based on the actual and anticipated Involuntary Dispositions during such year, in an attempt to maintain the targeted annual disposition rates stated above.

     Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition.

2.   Basis of Presentation

     In the opinion of the Adviser, the accompanying unaudited financial statements of the Liquidating Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Liquidating Company as of June 30, 1995 and December 31, 1994, and the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994.

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

3.   Investment in Mortgages

     As of June 30, 1995 and December 31, 1994, the Liquidating Company owned 23 and 44 mortgage investments, respectively. As of June 30, 1995, these mortgages had a weighted average net coupon rate of approximately 7.83%, a weighted average net effective interest rate of approximately 10.67% and a weighted average term based on face value of approximately 27 years. This compares to a weighted average net coupon rate of approximately 7.60%, a weighted average net effective interest rate of approximately 10.02% and a weighted average term based on face value of approximately 26 years as of December 31, 1994.

     In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of June 30, 1995 and December 31, 1994. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

3.   Investment in Mortgages - Continued

     The fair value of the mortgage investments is based on quoted market prices.

                             As of June 30, 1995     As of December 31, 1994
                            Amortized       Fair     Amortized         Fair
                              Cost          Value       Cost           Value
                          ------------  ------------ ------------  ------------
Investment in Mortgages   $ 87,686,668  $112,579,125 $136,120,900  $154,373,576
                          ============  ============ ============  ============

     During the six months ended June 30, 1995, the Liquidating Company disposed of 21 mortgage investments with an aggregate amortized cost of $48,142,088 which constituted approximately 33% of the December 31, 1994 portfolio balance. The
21 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.

4.   Reconciliation of Financial Statement Net Income to Tax Basis Income

     On an annual basis, the Liquidating Company expects to distribute to its shareholders virtually all of its tax basis income.

     Reconciliations of the financial statement net income to the tax basis income for the three and six months ended June 30, 1995 and 1994 are as follows:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

4.  Reconciliation of Financial Statement Net Income to Tax
    Basis Income - Continued


                                    For the three months ended     For the six months ended
                                             June 30,                       June 30,
                                       1995         1994               1995            1994
                                    -----------    -----------     -----------     ------------
Financial statement net income      $ 2,230,902    $ 4,042,601     $ 6,769,160     $ 19,830,401

Adjustments:
  Nondeductible expense:
    Amortization of deferred costs        6,778         62,441          13,502          123,337
  Additional income (loss) due to
    basis differences:
    Mortgage dispositions                    --        392,803       7,877,249        3,355,123
    Reamortization of mortgages          34,288        125,599          83,315          254,361
    Loss from investment
       in limited partnerships          (63,304)       (42,618)       (106,555)          (6,347)
                                    -----------    -----------     -----------     ------------
Tax basis income                    $ 2,208,664    $ 4,580,826     $14,636,671     $ 23,556,875
                                    ===========    ===========     ===========     ============
Tax basis income per share          $      0.07    $      0.15     $      0.48     $       0.77
                                    ===========    ===========     ===========     ============

                                                   CRI LIQUIDATING REIT, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                           (unaudited)

4. Reconciliation of Financial Statement Net Income to Tax Basis Income -Continued

     Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the merger in connection with which the Liquidating Company was formed. Such differences relate to investments in mortgages and deferred costs.

5.   Dividends to Shareholders

     For the six months ended June 30, 1995, dividends of $1.82 per share were paid to shareholders. The composition of the dividends shown below remains subject to year-end adjustment:

                                                   CRI LIQUIDATING REIT, INC.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                           (unaudited)

5.  Dividends to Shareholders - Continued

                           Non-taxable   Capital Ordinary
                            Dividend      Gain    Income     Total         Record Date
                           -----------   ------- --------    -------      --------------
Quarter ended
   March 31, 1995          $      1.33   $  0.31 $  0.10     $  1.74      March 20, 1995

Quarter ended
   June 30, 1995                    --        --    0.08        0.08      June 19, 1995
                           -----------   ------- -------     -------

Six months ended June 30,
  1995                     $      1.33   $  0.31 $  0.18     $  1.82
                           ===========   ======= =======     =======

6.   Transactions with Related Parties

     Below is a summary of the amounts paid or accrued to related parties during the three and six months ended June 30, 1995 and 1994:

                      For the three months             For the six months
                         ended June 30,                  ended June 30,
                       1995           1994             1995            1994
                   ------------   ------------     ------------     -----------
Adviser:
-------
Annual fee (c)     $     94,958   $    171,346     $    224,832     $   365,847
Incentive fee (a)            --             --               --         394,812
                   ------------   ------------     ------------     -----------
Total              $     94,958   $    171,346     $    224,832     $   760,659
                   ============   ============     ============     ===========

CRI:
---
Expense
reimbursement
(b)(d)             $     42,165   $     69,527     $    111,586     $   145,613
                   ============   ============     ============     ===========

<FN1>     (a)       Included as a component of gains and/or losses from mortgage dispositions on the accompanying statements of income.
<FN2>     (b)       Included as general and administrative expenses on the
                    accompanying statements of income.
<FN3>     (c)       As a result of reaching the carryover CRIIMI I target yield during the first quarter of 1995, the Liquidating Company
                    paid deferred annual fees of $28,467.  The carryover CRIIMI
                    I target yield was not achieved during the second quarter of
                    1995.  As a result of reaching the carryover CRIIMI I target yield during the first and second quarters of 1994, the
                    Liquidating Company paid deferred annual fees of $31,279 and
                    $29,068, respectively.
<FN4>     (d)       As discussed in Note 1, the transaction in which CRIIMI MAE became a self-managed and self-administered REIT has no impact on the payments required to be made by the

                                                   CRI LIQUIDATING REIT, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                           (unaudited)

6.  Transactions with Related Parties - Continued

                    Liquidating Company, other than that the expense reimbursement previously paid by the Liquidating Company to CRI in connection with the provision of services by its Adviser will be paid to CRIIMI Management effective June 30, 1995, pursuant to the Reimbursement Agreement. No reimbursements were made to CRIIMI Management for the six months ended June 30, 1995.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
     The Liquidating Company is a finite-life, self-liquidating REIT which, as of June 30, 1995, owned a portfolio of 23 United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by 1997.

     The Board of Directors has engaged the Adviser to act in the capacity of adviser to the Liquidating Company. The Adviser and its affiliates receive fees in connection with the administration and operation of the Liquidating Company. The Adviser also formerly acted in a similar capacity for CRIIMI MAE. However, effective June 30, 1995 CRIIMI MAE became a self-managed and self-administered REIT and, as a result, the Adviser no longer advises CRIIMI MAE.

     In addition to the annual fee, from inception through June 30, 1995, the Adviser and its affiliates were reimbursed for expenses incurred in connection with the administration and operation of the Liquidating Company. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, effective June 30, 1995, the Adviser and its affiliates will no longer be reimbursed for expenses, as these reimbursements will be paid to CRIIMI Management. Pursuant to the Reimbursement Agreement, the employees of CRIIMI Management perform certain functions on behalf of the Adviser under the advisory agreement. Neither CRIIMI Management nor CRIIMI MAE will receive advisory fees under the advisory agreement. However, CRIIMI Management will be reimbursed, at cost, for its employees' time and expenses pursuant to the Reimbursement Agreement.

Business Plan
-------------
     The Liquidating Company intends to dispose of its existing government insured mortgage investments by the end of 1997 through an orderly liquidation. Consequently, the Liquidating Company's Adviser developed the Business Plan which was approved by the Liquidating Company's Board of Directors. The Business Plan is updated for movements in interest rates and assumes that the portfolio will be liquidated by 1997 through Involuntary Dispositions and Voluntary Dispositions of government insured multifamily mortgages.

     During the six months ended June 30, 1995, the Liquidating Company disposed of 21 mortgage investments which constituted approximately 33% of the December 31, 1994 portfolio balance. The Business Plan assumes a total annual disposition rate of approximately 33% during 1995 and approximately 33% in 1996 and 34% in 1997, based on the portfolio balance as of December 31, 1994. Included in this assumed total annual disposition rate is an Involuntary Disposition rate of approximately 1% during 1995 and approximately 7% in both 1996 and 1997 based on the December 31, 1994 portfolio balance. Each year Voluntary Dispositions will be adjusted by the Adviser based on the actual and anticipated Involuntary Dispositions during such year, in an attempt to maintain

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the targeted annual disposition rates stated above.

     Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company will receive from any such disposition.

     To estimate proceeds from Voluntary Dispositions, government insured multifamily mortgages are grouped with similar coupons and/or maturities and are priced in each successive year assuming a declining weighted average maturity. Government insured multifamily mortgages are assumed to be sold based on prices as of June 30, 1995 and on the assumption that long-term and intermediate term U.S. Treasury rates (Treasury Rates) remain constant throughout the term of the Business Plan. The interest rate differential between Treasury Rates and the yield on government insured mortgages (the Spreads) were determined as of June 30, 1995 and the Business Plan assumes that such Spreads are held constant throughout the term of the Business Plan.

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

     The Liquidating Company intends to invest proceeds from scheduled mortgage payments, Voluntary Dispositions and Involuntary Dispositions in high quality short-term investments at an assumed rate of approximately 5.7% until dividends are paid by the Liquidating Company.

     All of the Liquidating Company's expenses which are not directly based on the book value of the Liquidating Company's assets are assumed to remain substantially the same based on the Liquidating Company's prior experience, the expected rate of inflation and the expected reduction in the Liquidating Company's asset base. Annual fees and mortgage servicing fees, which are based on the book value of the Liquidating Company's assets, are assumed to decrease proportionately with decreases in the Liquidating Company's assets. Incentive fees which are anticipated to be due to the Adviser based on assumed sales from CRIIMI I reduce the capital gains from the sales. No other incentive fees are anticipated.

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

     Based on the foregoing assumptions, including the assumptions that the interest rate environment as of June 30, 1995 will be maintained over the remaining term of the Business Plan, the Liquidating Company expects that an investment in the Liquidating Company shares made on December 1, 1993, at a price of $9.00 per share would achieve a total return over the term of the Business Plan of approximately 4.4%. Based on the foregoing assumptions, including the assumption that the current interest rate environment will be maintained over the term of the Business Plan, the Liquidating Company expects an investment in the Liquidating Company shares made on June 30, 1995 at a price of $3.50 per share would achieve a total return over the remaining term of the

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Business Plan of approximately 14.0%.

Results of Operations
---------------------
     Total income for the three months ended June 30, 1995 decreased $1.5 million or 37.9% to $2.5 million from $4.0 million for the corresponding period in 1994. Total income for the six months ended June 30, 1995 decreased $2.8 million or 32.5% to $5.7 million from $8.5 million for the corresponding period in 1994. These decreases were due primarily to a reduction in mortgage investment income, as discussed below.

     Mortgage investment income decreased $1.5 million or 38.5% to $2.4 million for the three months ended June 30, 1995 from $3.8 million for the corresponding period in 1994. Mortgage investment income decreased $3.2 million or 39.1% to $4.9 million for the six months ended June 30, 1995 from $8.1 million for the corresponding period in 1994. These decreases were principally the result of a reduction in the mortgage base resulting from the disposition of mortgage investments during the three and six months ended June 30, 1995 and the year ended December 31, 1994. It is not anticipated that the nature of income from mortgage investments resulting from fixed payments of principal and interest or the expenses related to the ordinary administration of such mortgage investments will differ materially in future years. However, mortgage dispositions will reduce the recurring mortgage income in future periods.

     Other investment income increased approximately $375,000 or 107.0% to approximately $725,000 for the six months ended June 30, 1995 from approximately $350,000 for the corresponding period in 1994. This increase was primarily attributable to income earned from the short term investment of mortgage disposition proceeds received in January 1995 pending the distribution to shareholders. Other investment income remained substantially unchanged for the three months ended June 30, 1995 as compared to the corresponding period in 1994.

     Total expenses decreased approximately $146,000 or 39.3% to approximately $225,000 for the three months ended June 30, 1995 from approximately $371,000 for the corresponding period in 1994. Total expenses decreased approximately $395,000 or 42.4% to approximately $536,000 for the six months ended June 30, 1995 from approximately $931,000 for the corresponding period in 1994. These decreases were principally due to decreases in general and administrative expenses and annual fees paid to the Adviser, as discussed below.

     General and administrative expenses decreased approximately $109,000 or 29.8% from approximately $367,000 to approximately $258,000 for the six months ended June 30, 1995 as compared to the corresponding period in 1994. This decrease was primarily a result of a reduction in payroll and related expenses and professional fees resulting from a reduction in the mortgage base, as discussed above. General and administrative expenses remained substantially unchanged for the three months ended June 30, 1995, as compared to the corresponding period in 1994.

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

     Annual fees decreased approximately $76,000 or 44.6% to approximately $95,000 for the three months ended June 30, 1995 from approximately $171,000 for the corresponding period in 1994. Annual fees decreased approximately $141,000 or 38.5% to approximately $225,000 for the six months ended June 30, 1995 from approximately $366,000 for the corresponding period of 1994. These decreases were primarily a result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the annual fees payable by the Liquidating Company. Additionally, the carryover CRIIMI I target yield was achieved during the first quarter of 1995 only, as compared to the first and second quarters of 1994, resulting in a decrease in deferred management fees paid. The mortgage base has been decreasing as the Liquidating Company effects the Business Plan to liquidate by 1997.

     Net gains on mortgage dispositions decreased approximately $457,000 or 100% for the three months ended June 30, 1995 from approximately $457,000 for the corresponding period in 1994. Net gains on mortgage dispositions decreased $10.7 million or 87.1% to $1.6 million for the six months ended June 30, 1995 from $12.3 million for the corresponding period in 1994. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. The decrease in net gains from mortgage dispositions was primarily due to the sale of 21 mortgage investments during the six months ended June 30, 1995, ten of which resulted in financial statement gains and all of which resulted in tax basis gains. These dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. This compares to the disposition of 13 mortgage investments during the six months ended June 30, 1994 that generated financial statement gains of approximately $12.3 million and tax basis gains of approximately $15.6 million.

Investment in Mortgages
-----------------------
     As of June 30, 1995 and December 31, 1994, the Liquidating Company owned 23 and 44 mortgage investments, respectively.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The fair value of the mortgage investments is based on quoted market prices.

                             As of June 30, 1995       As of December 31, 1994
                          Amortized       Fair        Amortized      Fair
                            Cost          Value         Cost         Value
                         ------------ ------------  ------------ ------------
Investment in Mortgages  $ 87,686,668 $112,579,125  $136,120,900 $154,373,576
                         ============ ============  ============ ============

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

Liquidity
---------
     The Liquidating Company closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operations and to continue to qualify as a REIT. The Liquidating Company's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from the disposition of, mortgage investments held by the Liquidating Company, plus cash receipts from interest on temporary investments and cash received from the Liquidating Company's participations, were sufficient for the six months ended June 30, 1995 and 1994 to meet operating, investing, and financing cash requirements. It is anticipated that cash receipts will be sufficient in future periods to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of
dividends to the shareholders.   Because the Liquidating Company is a
liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the six months ended June 30, 1995 and 1994, the Liquidating Company paid dividends of $1.82 and $2.01 per share, respectively, of which approximately $1.33 and $1.25 per share, respectively, were declared as non-taxable dividends to shareholders for tax purposes, subject to year-end adjustment. As of June 30, 1995, there were no material commitments for capital expenditures.

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

     Changes in interest rates will affect the proceeds received through Voluntary Dispositions: (i) by increasing the value of the portfolio in the event of decreases in long-term and intermediate-term U.S. Treasury Rates or decreasing the value of the portfolio in the event of increases in Treasury Rates (assuming the interest rate differential between Treasury Rates and the yields on government insured multifamily mortgages remains constant) and (ii) if the Adviser deems appropriate, by increasing the pace at which the Liquidating Company liquidates the portfolio in the event of decreases in Treasury Rates or decreasing the pace of such liquidation in the event of increases in Treasury Rates.

Borrowing Policy
----------------

     Subject to customary business considerations, there is no specific limitation on the maximum amount of debt that the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness, except in connection with the maintenance of its REIT status.

Cash Flow
---------

     Net cash provided by operating activities decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994 primarily as a result of a decrease in mortgage investment income due to the reduction in the mortgage base, as previously discussed.

     Net cash provided by investing activities decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994. This decrease was principally due to a decrease in proceeds from mortgage dispositions for the six months ended June 30, 1995 as compared to the corresponding period in 1994. Also contributing to this decrease was a decrease in mortgage principal from scheduled principal payments due to the reduction in the mortgage base, as previously discussed.

     Net cash used in financing activities decreased for the six months ended June 30, 1995 as compared to the corresponding period in 1994 due to a decrease in dividends paid to shareholders as a result of the decrease in proceeds from mortgage dispositions and the reduction in the mortgage base, as previously discussed.

PART II.    OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1995.

     The exhibits filed as part of this report are listed below:

     Exhibit Number                           Description
     --------------                          --------------
           27                           Financial Data Schedule

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CRI LIQUIDATING REIT, INC.


August 9, 1995                          /s/ Cynthia O. Azzara
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