Form 10-Q
period 1995-09-30
CRI LIQUIDATING REIT INC
filed 1995-11-13
CIK 850143

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1995
                              ------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date.

          Class               Outstanding at November 13, 1995
----------------------------  --------------------------------
Common Stock, $.01 par value                 30,422,711

                           CRI LIQUIDATING REIT, INC.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                                              Page
                                                              ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1995  (unaudited)
            and December 31, 1994 . . . . . . . . . . .           3

          Statements of Income - for the three and nine
            months ended September 30, 1995 and 1994
            (unaudited)   . . . . . . . . . . . . . . .           4

          Statement of Changes in Shareholders'
            Equity - for the nine months ended
            September 30, 1995 (unaudited)  . . . . . .           5

          Statements of Cash Flows - for the nine
            months ended September 30, 1995 and 1994
            (unaudited) . . . . . . . . . . . . . . . .           6

          Notes to Financial Statements (unaudited) . .           7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .          12

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .          19

Signature   . . . . . . . . . . . . . . . . . . . . . .          20

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.

                                 BALANCE SHEETS

                                                September 30,  December 31,
                                                    1995           1994
                                                ------------- --------------
                                                 (unaudited)
                                     ASSETS

Investment in mortgages, at fair value          $111,901,988  $154,373,576

Investment in limited partnerships                    33,442       133,766

Cash and cash equivalents                          3,889,242     3,294,161

Receivables and other assets                         906,012     1,525,331

Deferred costs, principally paid
  to related parties, net of accumulated
  amortization of $633,599 and
  $1,544,925, respectively                            54,827        98,523
                                                ------------  ------------
        Total assets                            $116,785,511  $159,425,357
                                                ============  ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses         $    156,386  $    154,276
                                                ------------  ------------
Commitments and contingencies

Shareholders' equity:
  Common stock                                       304,227       304,227
  Net unrealized gains on investment
    in mortgages                                  25,078,153    18,252,676
  Additional paid-in capital                      91,246,745   140,714,178
                                                ------------  ------------
        Total shareholders' equity               116,629,125   159,271,081
                                                ------------  ------------
        Total liabilities and
          shareholders' equity                  $116,785,511  $159,425,357
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                                     CRI LIQUIDATING REIT, INC.
                                                        STATEMENTS OF INCOME
                                                             (unaudited)

                                                  For the three months ended        For the nine months ended
                                                         September 30,                    September 30,
                                                   1995              1994            1995              1994
                                               ------------      ------------    -------------     -------------
Income:
  Mortgage investment income                   $  2,338,899      $  3,744,141    $  7,281,065      $ 11,865,526
  Other investment income                            74,350           103,827         798,857           453,781
  Income (loss) from investment in
     limited partnerships                            29,882           (26,183)         89,645           (19,145)
                                               ------------      ------------    ------------      ------------
                                                  2,443,131         3,821,785       8,169,567        12,300,162
                                               ------------      ------------    ------------      ------------
Expenses:
  Annual fee to related party                        95,702           167,714         320,534           533,561
  General and administrative                        136,474           134,034         394,574           501,448
  Mortgage servicing fees                            17,374            34,254          52,509           108,613
  Amortization of deferred costs                      9,160            10,073          27,233           133,410
                                               ------------      ------------    ------------      ------------
                                                    258,710           346,075         794,850         1,277,032
                                               ------------      ------------    ------------      ------------
Income before mortgage
  dispositions                                    2,184,421         3,475,710       7,374,717        11,023,130

Mortgage dispositions:
  Gains                                                  --                --       1,752,243        12,282,981
  Losses                                             (9,409)             (782)       (182,788)             (782)
                                               ------------      ------------    ------------      ------------
Net income                                     $  2,175,012      $  3,474,928    $  8,944,172      $ 23,305,329
                                               ============      ============    ============      ============
Net income per share                           $        .07      $        .11    $        .29      $        .77
                                               ============      ============    ============      ============
Weighted average shares
  outstanding                                    30,422,711        30,422,711      30,422,711        30,422,711
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                         CRI LIQUIDATING REIT, INC.

                                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 For the nine months ended September 30, 1995

                                                      (unaudited)

                                                                 Net
                                                              Unrealized
                                                               Gains on        Additional          Total
                                      Common Stock            Investment        Paid-In        Undistributed    Shareholders'
                                  Shares       Par Value     in Mortgages       Capital          Net Income        Equity
                                -----------    ---------     ------------     ------------     -------------    ------------
Balance, December 31, 1994       30,422,711    $ 304,227     $ 18,252,676     $140,714,178     $          --    $159,271,081

  Net income                             --           --               --               --         8,944,172       8,944,172
  Dividends (including return of
    capital) of $1.92 per share          --           --               --      (49,467,433)       (8,944,172)    (58,411,605)
  Adjustment to net unrealized
    gains on investment in
    mortgages                            --           --        6,825,477               --                --       6,825,477
                                -----------    ---------     ------------     ------------     -------------    ------------
Balance, September 30, 1995      30,422,711    $ 304,227     $ 25,078,153     $ 91,246,745     $          --    $116,629,125
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                                     CRI LIQUIDATING REIT, INC.
                                                      STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                      For the nine months ended
                                                              September 30,
                                                          1995            1994
                                                      ------------    ------------
Cash flows from operating activities:
  Net income                                          $  8,944,172    $ 23,305,329
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred costs                        27,233         133,410
      Mortgage discount amortization                      (484,573)       (736,264)
      Mortgage premium accretion                             4,838           4,847
      Gains on mortgage dispositions                    (1,752,243)    (12,282,981)
      Losses on mortgage dispositions                      182,788             782
      Equity in (income) loss from
        investment in limited partnerships                 (89,645)         19,145
      Changes in assets and liabilities:
        Decrease in receivables and other
          assets                                           619,319         550,564
        Increase (decrease)in accounts
          payable and accrued expenses                       2,110        (207,649)
                                                      ------------    ------------
      Net cash provided by operating
        activities                                       7,453,999      10,787,183
                                                      ------------    ------------
Cash flows from investing activities:
  Proceeds from mortgage dispositions                   50,427,785      52,806,608
  Receipt of mortgage principal from
    scheduled payments                                     918,470       1,745,639
  Decrease in deferred costs                                16,463          61,222
  Annual return from investment in limited
    partnerships                                           189,969         189,969
                                                      ------------    ------------
      Net cash provided by investing
        activities                                      51,552,687      54,803,438
                                                      ------------    ------------
Cash flows from financing activities:
  Dividends and return of capital paid to
    shareholders                                       (58,411,605)    (65,408,829)
                                                      ------------    ------------
      Net cash used in financing activities            (58,411,605)    (65,408,829)
                                                      ------------    ------------
Net increase in cash and cash equivalents                  595,081         181,792
Cash and cash equivalents, beginning of
  period                                                 3,294,161       2,907,147
                                                      ------------    ------------
Cash and cash equivalents, end of period              $  3,889,242    $  3,088,939
                                                      ============    ============
                                             The accompanying notes are an integral part
                                                   of these financial statements.

                                                     CRI LIQUIDATING REIT, INC.
                                                    NOTES TO FINANCIALSTATEMENTS
                                                             (unaudited)



1.   Organization

     CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which, as of September 30, 1995, owned a portfolio of 22 United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Mortgage investments in the portfolio are comprised of 21 participation certificates evidencing a 100% undivided beneficial interest in loans insured pursuant to programs of the United States government through the Federal Housing Administration (FHA) (FHA-Insured Loans) and one security backed by a FHA-Insured Loan which has been securitized by private issuers and guaranteed by the Government National Mortgage Association (GNMA) as to timely payment of principal and interest (Mortgage-Backed Security). As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by 1997.

     The Liquidating Company is governed by a board of directors (the Board of Directors) which includes the two shareholders of C.R.I., Inc. (CRI). The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser and its affiliates (i) manage the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (ii) conduct the day-to-day operations of the Liquidating Company. The Adviser and its affiliates receive fees in connection with the administration and operation of the Liquidating Company. The Adviser also formerly acted in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE), a REIT which owns approximately 57% of the Liquidating Company's outstanding common stock. However, effective June 30, 1995 CRIIMI MAE became a self-managed and self-administered REIT and, as a result, the Adviser no longer advises CRIIMI MAE.

     In addition to the annual fee (discussed in Note 6, below), from inception through June 30, 1995, the Adviser and its affiliates were reimbursed for expenses incurred in connection with the administration and operation of the Liquidating Company. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, effective June 30, 1995, the Adviser and its affiliates are no longer reimbursed for expenses, as these reimbursements are paid to CRIIMI MAE Management, Inc. (CRIIMI Management) a wholly owned subsidiary of CRIIMI MAE. Pursuant to a reimbursement agreement (the Reimbursement Agreement) entered into between the Adviser and CRIIMI Management in connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, the employees of CRIIMI Management perform certain functions on behalf of the Adviser under the advisory agreement.
Neither CRIIMI Management nor CRIIMI MAE receive advisory fees under the advisory agreement. However, CRIIMI Management is reimbursed, at cost, for its employees' time and expenses pursuant to the Reimbursement Agreement.

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

     During the nine months ended September 30, 1995, the Liquidating Company

                                                     CRI LIQUIDATING REIT, INC.
                                                    NOTES TO FINANCIALSTATEMENTS
                                                             (unaudited)

1.   Organization - Continued

disposed of 22 mortgage investments which constituted approximately 33% of the December 31, 1994 portfolio balance. The Business Plan assumes a total annual disposition rate of approximately 33% during 1995 and approximately 33% in 1996 and 34% in 1997, based on the portfolio balance as of December 31, 1994. Included in this assumed total annual disposition rate is an Involuntary Disposition rate of approximately 1% during 1995 and approximately 7% in both 1996 and 1997 based on the December 31, 1994 portfolio balance. Each year Voluntary Dispositions will be adjusted by the Adviser based on the actual and anticipated Involuntary Dispositions during such year, in an attempt to maintain the targeted annual disposition rates stated above.

     Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition.

2.   Basis of Presentation

     In the opinion of the Adviser, the accompanying unaudited financial statements of the Liquidating Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Liquidating Company as of September 30, 1995 and December 31, 1994, and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

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

3.   Investment in Mortgages

     As of September 30, 1995 and December 31, 1994, the Liquidating Company owned 22 and 44 mortgage investments, respectively. As of September 30, 1995, these mortgages had a weighted average net coupon rate of approximately 7.81%, a weighted average net effective interest rate of approximately 10.67% and a weighted average term based on face value of approximately 27 years. This compares to a weighted average net coupon rate of approximately 7.60%, a weighted average net effective interest rate of approximately 10.02% and a weighted average term based on face value of approximately 26 years as of December 31, 1994.

     In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), the Liquidating Company's investment in mortgages is recorded at fair value, as estimated below, as of September 30, 1995 and December 31, 1994. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity.

     The fair value of the mortgage investments is based on quoted market prices.

                                               CRI LIQUIDATING REIT, INC.
                                              NOTES TO FINANCIAL STATEMENTS
                                                       (unaudited)

3.   Investment in Mortgages - Continued

                                As of September 30, 1995         As of December 31, 1994
                             Amortized          Fair          Amortized          Fair
                               Cost             Value            Cost            Value
                           ------------     ------------      ------------   ------------
Investment in Mortgages    $ 86,823,835     $111,901,988      $136,120,900   $154,373,576
                           ============     ============      ============   ============

     During the nine months ended September 30, 1995, the Liquidating Company disposed of 22 mortgage investments (which includes one Involuntary Disposition) with an aggregate amortized cost of $48,858,330. The 22 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.

4.   Reconciliation of Financial Statement Net Income to Tax Basis Income

     On an annual basis, the Liquidating Company expects to distribute to its shareholders virtually all of its tax basis income.

     Reconciliations of the financial statement net income to the tax basis income for the three and nine months ended September 30, 1995 and 1994 are as follows:

                                                     CRI LIQUIDATING REIT, INC.
                                                    NOTES TO FINANCIAL STATEMENTS
                                                             (unaudited)

4.   Reconciliation of Financial Statement Net Income to Tax Basis Income -
       Continued


                                     For the three months ended        For the nine months ended
                                            September 30,                     September 30,
                                        1995             1994             1995             1994
                                     -----------      -----------     -----------      ------------
Financial statement net income       $ 2,175,012      $ 3,474,928     $ 8,944,172      $ 23,305,329

Adjustments:
  Nondeductible expense:
    Amortization of deferred
      costs                                6,827           10,073          20,329           133,410
  Additional income (loss) due to
    basis differences:
    Mortgage dispositions                 84,323           76,225       7,961,572         3,431,348
    Reamortization of mortgages           31,616          125,620         114,931           379,981
    (Loss) income from investment
       in limited partnerships           (49,643)           2,097        (156,198)           (4,250)
                                     -----------      -----------     -----------      ------------
Tax basis income                     $ 2,248,135      $ 3,688,943     $16,884,806      $ 27,245,818
                                     ===========      ===========     ===========      ============
Tax basis income per share           $      0.07      $      0.12     $      0.56      $       0.90
                                     ===========      ===========     ===========      ============

     Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the merger in connection with which the Liquidating Company was formed. Such differences relate to investments in mortgages and deferred costs.

5.   Dividends to Shareholders

     For the nine months ended September 30, 1995, dividends of $1.92 per share were paid to shareholders. The composition of the dividends shown below remains subject to year-end adjustment:

                                                 CRI LIQUIDATING REIT, INC.
                                                NOTES TO FINANCIAL STATEMENTS
                                                         (unaudited)



                             Non-taxable       Capital    Ordinary
                              Dividend          Gain       Income       Total        Record Date
                             -----------       -------    --------      -------     --------------
Quarter ended
   March 31, 1995            $      1.33       $  0.31    $  0.10       $  1.74     March 20, 1995

Quarter ended
   June 30, 1995                      --            --       0.08          0.08     June 19, 1995

Quarter ended
   September 30, 1995               0.02            --       0.08          0.10     September 18, 1995
                             -----------       -------    -------       -------

Nine months ended
  September 30, 1995         $      1.35       $  0.31    $  0.26       $  1.92
                             ===========       =======    =======       =======

                                                CRI LIQUIDATING REIT, INC.
                                               NOTES TO FINANCIAL STATEMENTS
                                                        (unaudited)



6.   Transactions with Related Parties

     Below is a summary of the amounts paid or accrued to related parties during the three and nine months ended September 30, 1995 and 1994:

                                 For the three months ended        For the nine months ended
                                        September 30,                     September 30,
                                  1995               1994             1995           1994
                              ------------       ------------     ------------     -----------
Adviser:
-------
Annual fee (c)                $     95,702       $    167,714     $    320,534     $   533,561
Incentive fee (a)                       --                 --               --         394,812
                              ------------       ------------     ------------     -----------
Total                         $     95,702       $    167,714     $    320,534     $   928,373
                              ============       ============     ============     ===========

Expense Reimbursement
(b)(d):
---------------------
CRI                           $     13,896       $     71,243     $    125,482     $   216,856
CRIIMI Management                   13,818                 --           13,818              --
                              ------------       ------------     ------------     -----------
   TOTAL                      $     27,714       $     71,243     $    139,300     $   216,856
                              ============       ============      ============    ===========

<FN1>     (a)     Included as a component of gains and/or losses from mortgage dispositions on the accompanying statements of income.
<FN2>     (b)     Included as general and administrative expenses on the accompanying statements of income.
<FN3>     (c)     As a result of reaching the carryover CRIIMI I target yield during the first quarter of 1995, the Liquidating
                  Company paid deferred annual fees of $28,467.  The carryover CRIIMI I target yield was not achieved during the second and third quarters of 1995.  As a result of reaching the carryover CRIIMI I target yield during the first, second and third quarters of 1994, the Liquidating Company paid deferred annual fees of $31,279, $29,068 and
                  $29,175, respectively.
<FN4>     (d)     As discussed in Note 1, the transaction in which CRIIMI MAE became a self-managed and self-administered REIT has no impact on the payments required to be made by the Liquidating Company, other than the expense reimbursement previously paid by the Liquidating Company to CRI in connection with the provision of services by the Adviser is paid to CRIIMI Management, effective June 30, 1995, pursuant to the Reimbursement Agreement.  The amounts paid by
                  CRI Liquidating to CRI during the three months ended September 30, 1995, represent the reimbursement of expenses incurred prior to June 30, 1995.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
     The Liquidating Company is a finite-life, self-liquidating REIT which, as of September 30, 1995, owned a portfolio of 22 United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. As discussed further below, the Liquidating Company does not intend to acquire any additional mortgage investments, except as may be necessary in connection with maintaining its REIT status, and intends to liquidate its portfolio by 1997.

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

     In addition to the annual fee, from inception through June 30, 1995, the Adviser and its affiliates were reimbursed for expenses incurred in connection with the administration and operation of the Liquidating Company. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, effective June 30, 1995, the Adviser and its affiliates are no longer reimbursed for expenses, as these reimbursements are paid to CRIIMI Management. Pursuant to the Reimbursement Agreement, the employees of CRIIMI Management perform certain functions on behalf of the Adviser under the advisory agreement. Neither CRIIMI Management nor CRIIMI MAE receive advisory fees under the advisory agreement. However, CRIIMI Management is reimbursed, at cost, for its employees' time and expenses pursuant to the Reimbursement Agreement.

Business Plan
-------------
     The Liquidating Company intends to dispose of its existing government insured mortgage investments by the end of 1997 through an orderly liquidation. Consequently, the Adviser developed the Business Plan which was approved by the Board of Directors. The Business Plan is updated for movements in interest rates and assumes that the portfolio will be liquidated by 1997 through Involuntary Dispositions and Voluntary Dispositions of government insured multifamily mortgages.

     During the nine months ended September 30, 1995, the Liquidating Company disposed of 22 mortgage investments (which includes one Involuntary Disposition) which constituted approximately 33% of the December 31, 1994 portfolio balance. The Business Plan assumes a total annual disposition rate of approximately 33% during 1995 and approximately 33% in 1996 and 34% in 1997, based on the portfolio balance as of December 31, 1994. Included in this assumed total annual disposition rate is an Involuntary Disposition rate of approximately 1% during 1995 and approximately 7% in both 1996 and 1997 based on the December 31, 1994 portfolio balance. Each year Voluntary Dispositions will be adjusted by the Adviser based on the actual and anticipated Involuntary Dispositions during such year, in an attempt to maintain the targeted annual disposition rates stated above.

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

     To estimate proceeds from Voluntary Dispositions, government insured multifamily mortgages are grouped with similar coupons and/or maturities and

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

are priced in each successive year assuming a declining weighted average maturity. Government insured multifamily mortgages are assumed to be sold based on prices as of September 30, 1995 and on the assumption that long-term and intermediate term U.S. Treasury rates (Treasury Rates) remain constant throughout the term of the Business Plan. The interest rate differential between Treasury Rates and the yield on government insured mortgages (the Spreads) were determined as of September 30, 1995 and the Business Plan assumes that such Spreads are held constant throughout the term of the Business Plan.

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

     Based on the foregoing assumptions, including the assumptions that the interest rate environment as of September 30, 1995 will be maintained over the remaining term of the Business Plan, the Liquidating Company expects that an investment in the Liquidating Company shares made on December 1, 1993, at a price of $9.00 per share would achieve a total return over the term of the Business Plan of approximately 4.5%. Based on the foregoing assumptions, including the assumption that the current interest rate environment will be maintained over the term of the Business Plan, the Liquidating Company expects an investment in the Liquidating Company shares made on September 30, 1995 at a price of $3.63 per share would achieve a total return over the remaining term of the Business Plan of approximately 10.8%.

Results of Operations
---------------------
     Total income for the three months ended September 30, 1995 decreased $1.4 million or 36.1% to $2.3 million from $3.8 million for the corresponding period in 1994. Total income for the nine months ended September 30, 1995 decreased $4.1 million or 33.6% to $8.2 million from $12.3 million for the corresponding period in 1994. These decreases were due primarily to a reduction in mortgage investment income, as discussed below.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Mortgage investment income decreased $1.4 million or 37.5% to $2.3 million for the three months ended September 30, 1995 from $3.7 million for the corresponding period in 1994. Mortgage investment income decreased $4.6 million or 38.6% to $7.3 million for the nine months ended September 30, 1995 from $11.9 million for the corresponding period in 1994. These decreases were principally the result of a reduction in the mortgage base resulting from the disposition of mortgage investments during the nine months ended September 30, 1995 and the year ended December 31, 1994. It is not anticipated that the nature of income from mortgage investments resulting from fixed payments of principal and interest or the expenses related to the ordinary administration of such mortgage investments will differ materially in future years. However, mortgage dispositions will reduce the recurring mortgage income in future periods.

     Other investment income increased approximately $345,000 or 76.0% to approximately $799,000 for the nine months ended September 30, 1995 from approximately $454,000 for the corresponding period in 1994. This increase was primarily attributable to income earned from the short term investment of mortgage disposition proceeds received in January 1995 pending the distribution to shareholders. Other investment income decreased approximately $30,000 or 28.4% to approximately $74,000 for the three months ended September 30, 1995 from approximately $104,000 for the corresponding period in 1994, primarily as a result of a decrease in funds available for short term investment pending distribution to shareholders as a result of mortgage dispositions during 1994 and 1995.

     Total expenses decreased approximately $87,000 or 25.2% to approximately $259,000 for the three months ended September 30, 1995 from approximately $346,000 for the corresponding period in 1994. Total expenses decreased approximately $482,000 or 37.8% to approximately $795,000 for the nine months ended September 30, 1995 from approximately $1.3 million for the corresponding period in 1994. These decreases were principally due to decreases in general and administrative expenses, annual fees paid to the Adviser, mortgage servicing fees and amortization of deferred costs, as discussed below.

     General and administrative expenses decreased approximately $107,000 or 21.3% from approximately $501,000 to approximately $395,000 for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. This decrease was primarily a result of a reduction in payroll and related expenses and professional fees resulting from a reduction in the mortgage base, as discussed above. General and administrative expenses remained substantially unchanged for the three months ended September 30, 1995, as compared to the corresponding period in 1994.

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

     Annual fees decreased approximately $72,000 or 42.9% to approximately $96,000 for the three months ended September 30, 1995 from approximately $168,000 for the corresponding period in 1994. Annual fees decreased approximately $213,000 or 39.9% to approximately $321,000 for the nine months ended September 30, 1995 from approximately $534,000 for the corresponding

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

period in 1994. These decreases were primarily the result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the annual fees payable by the Liquidating Company. Additionally, the carryover CRIIMI I target yield was achieved during the first quarter of 1995 only, as compared to the first, second and third quarters of 1994, resulting in a decrease in deferred management fees paid. The mortgage base has been decreasing as the Liquidating Company effects the Business Plan to liquidate by 1997.

     Mortgage servicing fees decreased approximately $17,000 or 49% to approximately $17,000 for the three months ended September 30, 1995 from approximately $34,000 for the corresponding period in 1994. Mortgage servicing fees decreased approximately $56,000 or 52% to approximately $53,000 for the nine months ended September 30, 1995 from approximately $109,000 for the corresponding period in 1994. These decreases were primarily the result of the reduction in the Liquidating Company's mortgage base, as discussed above.

     Amortization of deferred costs decreased approximately $106,000 or 80% to approximately $27,000 for the nine months ended September 30, 1995 from approximately $133,000 for the corresponding period in 1994. These decreases were primarily the result of the reduction in the Liquidating Company's mortgage base, as discussed above. Amortization of deferred costs remained substantially unchanged for the three months ended September 30, 1995, as compared to the corresponding period in 1994.

     Net gains on mortgage dispositions decreased $10.7 million or 87.2% to $1.6 million for the nine months ended September 30, 1995 from $12.3 million for the corresponding period in 1994. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. The decrease in net gains from mortgage dispositions was primarily due to the sale or prepayment of 22 mortgage investments during the nine months ended September 30, 1995, ten of which resulted in financial statement gains and all of which resulted in tax basis gains. These dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. This compares to the disposition of 14 mortgage investments during the nine months ended September 30, 1994 that generated financial statement gains of approximately $12.3 million and tax basis gains of approximately $15.7 million.

Investment in Mortgages
-----------------------
     As of September 30, 1995 and December 31, 1994, the Liquidating Company owned 22 and 44 mortgage investments, respectively.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The fair value of the mortgage investments is based on quoted market prices.

                      As of September 30, 1995     As of December 31, 1994
                      Amortized         Fair        Amortized        Fair
                        Cost            Value        Cost           Value
                      ------------   ------------  ------------  ------------
Investment in
  Mortgages           $ 86,823,835   $111,901,988  $136,120,900  $154,373,576
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

Liquidity
---------
     The Liquidating Company closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operations and to continue to qualify as a REIT. The Liquidating Company's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from the disposition of, mortgage investments held by the Liquidating Company, plus cash receipts from interest on temporary investments and cash received from the Liquidating Company's participations, were sufficient for the nine months ended September 30, 1995 and 1994 to meet operating, investing, and financing cash requirements. It is anticipated that cash receipts will be sufficient in future periods to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of
dividends to the shareholders.   Because the Liquidating Company is a
liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the nine months ended September 30, 1995 and 1994, the Liquidating Company paid dividends of $1.92 and $2.15 per share, respectively, of which approximately $1.35 and $1.27 per share, respectively, were declared as non-taxable dividends to shareholders for tax purposes, subject to year-end adjustment. As of September 30, 1995, there were no material commitments for capital expenditures.

     Although the mortgage investments yield a fixed monthly mortgage payment once purchased, the cash dividends paid to shareholders may vary during each year due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, and
(3) changes in the Liquidating Company's operating expenses. Mortgage dispositions may increase the return to shareholders for a period, although neither the timing nor the amount can be predicted.

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

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flow
---------

     Net cash provided by operating activities decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily as a result of a decrease in mortgage investment income due to the reduction in the mortgage base, as previously discussed.

     Net cash provided by investing activities decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. This decrease was principally due to a decrease in proceeds from mortgage dispositions for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. Also contributing to this decrease was a decrease in mortgage principal from scheduled principal payments due to the reduction in the mortgage base, as previously discussed.

     Net cash used in financing activities decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 due to a decrease in dividends paid to shareholders as a result of the decrease in proceeds from mortgage dispositions and the reduction in the mortgage base, as previously discussed.

PART II.    OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1995.

     The exhibits filed as part of this report are listed below:

     Exhibit Number                              Description
     --------------                              -----------

           27                              Financial Data Schedule

                                    SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CRI LIQUIDATING REIT, INC.


November 13, 1995                   /s/ Cynthia O. Azzara
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

CRI Liquidating REIT, Inc. shares are traded on the New York Stock Exchange under the symbol CFR.