Form 10-K
period 1995-12-31
CRI LIQUIDATING REIT INC
filed 1996-02-12
CIK 850143

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 7, 1996, 30,422,711 shares of common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------------------------------------

     Form 10-K Parts                     Document
     ----------------                    ---------

  I, II, III and IV           1995 Annual Report to Shareholders
  III                         1996 Notice of Annual Meeting of
                                Shareholders and Proxy Statement

                           CRI LIQUIDATING REIT, INC.

                         1995 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                         Page
                                                         ----

Item 1.   Business  . . . . . . . . . . . . . . . . . .     4
Item 2.   Properties  . . . . . . . . . . . . . . . . .     4
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     4
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . .     4

                                     PART II
                                     -------
Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters . . . . . .     5
Item 6.   Selected Financial Data . . . . . . . . . . .     5
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .     5
Item 8.   Financial Statements and Supplementary Data .     5
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .     5

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . .     6
Item 11.  Executive Compensation  . . . . . . . . . . .     6
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .     6
Item 13.  Certain Relationships and Related Transactions    6

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . .     8

Signatures  . . . . . . . . . . . . . . . . . . . . . .    11

Cross Reference Sheet . . . . . . . . . . . . . . . . .    13

Exhibit Index . . . . . . . . . . . . . . . . . . . . .    14

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

Employees
---------
     The Liquidating Company has no employees. Services are performed for the Liquidating Company by CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) and agents retained by it. As discussed in Note 3 of the notes to the financial statements, the Adviser has entered into a reimbursement agreement (the Reimbursement Agreement) with an affiliate of CRIIMI MAE Inc. (CRIIMI MAE), a self-managed, full service mortgage company which owns approximately 57% of the outstanding common stock of the Liquidating Company. Pursuant to the Reimbursement Agreement, the employees of CRIIMI MAE Management, Inc. (CRIIMI Management) perform certain functions on behalf of the Adviser under the advisory agreement. Neither CRIIMI Management nor CRIIMI MAE receive advisory fees under the advisory agreement. However, CRIIMI Management is reimbursed, at cost, for its employees' time and expenses pursuant to the Reimbursement Agreement.

ITEM 2.   PROPERTIES

     The Liquidating Company maintains its corporate offices at 11200 Rockville Pike, Rockville, Maryland. The space is subleased to CRIIMI MAE from C.R.I., Inc. (CRI) (See Note 3 in the notes to the consolidated financial statements for further discussion) at a term which runs concurrent with CRI's lease and expires on October 31, 1997.

ITEM 3.   LEGAL PROCEEDINGS

     Reference is made to Note 7 of the notes to the financial statements on page 45 of the 1995 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1995.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

     (a), (b) and (c)     The information required in these sections is included
                          in Selected Financial Data on pages 16 through 18 of the 1995 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     Reference is made to Selected Financial Data on pages 16 through 18 of the 1995 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 19 through 26 of the 1995 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pages 27 through 46 of the 1995 Annual Report to Shareholders for the financial statements of the Liquidating Company, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a), (b), (c) and (e)

     The information required by Item 10 (a), (b), (c) and (e) with regard to directors and executive officers of the registrant is incorporated herein by reference to the Liquidating Company's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement to be filed with the Commission no later than April 29, 1996.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the Liquidating Company's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement and Note 3 of the notes to the financial statements, included in the 1995 Annual Report to Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the Liquidating Company's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          The Liquidating Company has six directors, two of whom are also executive officers. The Liquidating Company's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement and Note 3 of the notes to the financial statements, included in the 1995 Annual Report to Shareholders, which contain a discussion of the amounts, fees and other compensation paid or accrued by the Liquidating Company to the directors and officers and their affiliates, are incorporated herein by reference.

     (b)  Certain business relationships.

          The Liquidating Company has no business relationship with entities of which the general and limited partners of the Adviser are officers, directors or equity owners other than as set forth in the Liquidating Company's 1996 Notice of Annual Meeting of Shareholders and Proxy Statement, which is incorporated herein by reference.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -
            Continued

          Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

     1 and 2.  Financial Statements and Financial Statement
                 Schedules

     The following financial statements are incorporated herein by reference in
     Item 8 from the indicated pages of the 1995 Annual Report to Shareholders:

                                                                         Page
     Description                                                       Number(s)
     -----------                                                       ---------
     Balance Sheets as of December 31,
       1995 and 1994                                                       28

     Statements of Income for the years ended
       December 31, 1995, 1994 and 1993                                    29

     Statements of Changes in Shareholders' Equity
       for the years ended December 31, 1995, 1994
       and 1993                                                            30

     Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993                                    31

     Notes to financial statements                                         32

     The report of the Liquidating Company's independent public accountants with respect to the above listed financial statements appears on page 27 of the 1995 Annual Report to
     Shareholders.

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

               Exhibit No. 10 - Material contracts.

               a. Revised Form of Advisory Agreement. (Incorporated by reference from Exhibit No. 10.2 to the Registration Statement dated July 18, 1989 Registration No. 33-27502).

               b. Registration Rights Agreement, dated November 27, 1989 between the Registrant and CRI Insured Mortgage Association, Inc. (Incorporated by reference from Exhibit 10(b) to the Annual Report on Form 10-K for 1989).

               c. Reimbursement Agreement, dated June 30, 1995 between CRIIMI MAE Management, Inc. and CRI Insured Mortgage Associates Adviser Limited Partnership. (Filed herewith).

               Exhibit No. 13 - Annual Report to security holders, Form 10-Q or Quarterly Report to security holders.

               a.   1995 Annual Report to Shareholders.

               Exhibit No. 27 - Financial Data Schedule

               a.   Financial Data Schedule (Filed herewith).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K - Continued

     (b)       Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of 1995.

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


                                    CRI LIQUIDATING REIT, INC.


February 7, 1996                    /s/ William B. Dockser
-----------------------             -----------------------
DATE                                William B. Dockser
                                    Chairman of the Board and
                                      Principal Executive
                                      Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 7, 1996                    /s/ William B. Dockser
-----------------------             -----------------------
DATE                                William B. Dockser
                                    Chairman of the Board
                                      and Principal Executive
                                      Officer


February 7, 1996                    /s/ H. William Willoughby
-----------------------             -------------------------
DATE                                H. William Willoughby
                                    Director, President, and
                                      Secretary



February 7, 1996                    /s/ Cynthia O. Azzara
-----------------------             -------------------------
DATE                                Cynthia O. Azzara
                                    Senior Vice President, Chief
                                      Financial Officer and
                                      Principal Accounting
                                      Officer



February 7, 1996                    /s/ Jay R. Cohen
-----------------------             -------------------------
DATE                                Jay R. Cohen
                                    Executive Vice President
                                      and Treasurer


February 7, 1996                    /s/ Garrett G. Carlson
-----------------------             -------------------------
DATE                                Garrett G. Carlson, Sr.
                                    Director


February 7, 1996                    /s/ Larry H. Dale
-----------------------             -------------------------
                                    Larry H. Dale
                                    Director

February 7, 1996                    /s/ G. Richard Dunnells
-----------------------             -------------------------
DATE                                G. Richard Dunnells
                                    Director

February 7, 1996                    /s/ Robert F. Tardio
-----------------------             -------------------------
DATE                                Robert F. Tardio
                                    Director

                              CROSS REFERENCE SHEET

     The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:

Item                                  Referenced Materials            Page
----                                  --------------------       ---------------
3.   Legal Proceedings                1995 Annual Report               45

5.   Market for the Registrant's      1995 Annual Report         16 through 18
     Common Stock and Related
     Stockholder Matters

6.   Selected Financial Data          1995 Annual Report         16 through 18

7.   Management's Discussion and      1995 Annual Report         19 through 26
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements,            1995 Annual Report         27 through 46
     including Auditors' Report
     and Supplementary Data

11.  Executive Compensation           1995 Annual Report         36 through 37

13.  Certain Relationships and        1995 Annual Report         36 through 37
     Related Transactions

/TABLE

                                  EXHIBIT INDEX

Exhibit

(10)(c)    Reimbursement Agreement

(13)       1995 Annual Report to Shareholders

(27)       Financial Data Schedule

                           CRI LIQUIDATING REIT, INC.

                          ANNUAL REPORT TO SHAREHOLDERS

                           CRI LIQUIDATING REIT, INC.

Selected Consolidated Financial Data

                                                              For the years ended December 31,
                                        1995              1994              1993            1992            1991
                                    ------------      ------------      ------------    ------------    ------------

TAX BASIS ACCOUNTING

Tax basis income                    $ 18,993,272      $ 33,311,906      $ 35,517,491    $ 36,104,737    $ 42,135,788
                                    ============      ============      ============    ============    ============

Composition of dividends per
  share for income tax purposes:

  Ordinary income                   $        .31      $        .49      $        .81    $        .86    $        .97
  Long-term capital gains                    .31               .60               .36             .33             .42
  Non-taxable dividend                      1.38              1.64              1.61            1.21            1.76
                                    ------------      ------------      ------------    ------------    ------------
                                    $       2.00      $       2.73      $       2.78    $       2.40    $       3.15
                                    ============      ============      ============    ============    ============
ACCOUNTING UNDER GENERALLY
  ACCEPTED ACCOUNTING PRINCIPLES

Mortgage investment income          $  9,609,652      $ 15,394,255      $ 21,663,403    $ 24,531,636    $ 29,613,222
Other income                             986,862           568,049         2,947,933       2,731,623       1,907,279
Operating expenses                    (1,073,814)       (1,590,592)       (2,822,703)     (2,852,565)     (3,242,595)
Interest expense                              --                --        (2,242,347)       (966,679)           --
Income (loss) on investment in
  limited partnership                         --                --                --        (731,951)             --
Net gains from mortgage
  dispositions                         1,569,455        12,553,281         8,089,840       6,097,102       4,481,534
                                    ------------      ------------      ------------    ------------    ------------
     Net income                     $ 11,092,155      $ 26,924,993      $ 27,636,126    $ 28,809,166    $ 32,759,440
                                    ============      ============      ============    ============    ============

Net income per weighted
  average share outstanding         $        .36      $        .89      $        .91    $        .95    $       1.08
                                    ============      ============      ============    ============    ============
Dividends per weighted average
  share outstanding                 $       2.00      $       2.73      $       2.78    $       2.40    $       3.15
                                    ============      ============      ============    ============    ============



Composition of dividends per share
  for financial statement purposes:

     Net income                     $        .36      $        .89      $        .91    $        .95    $       1.08
     Return of capital                      1.64              1.84              1.87            1.45            2.07
                                    ------------      ------------      ------------    ------------    ------------
                                    $       2.00      $       2.73      $       2.78    $       2.40    $       3.15
                                    ============      ============      ============    ============    ============


                           CRI LIQUIDATING REIT, INC.

                                                                    As of December 31,
                                                                    ------------------

                                        1995              1994              1993            1992                1991
                                    ------------      ------------      ------------    ------------    ------------

Investment in mortgages             $114,685,204      $154,373,576      $243,095,642    $231,808,424    $251,985,901
                                    ============      ============      ============    ============    ============
Mortgages held for disposition      $         --      $         --      $         --    $ 15,463,528    $ 36,094,540
                                    ============      ============      ============    ============    ============
Total assets                        $119,511,571      $159,425,357      $248,927,134    $254,233,958    $298,940,530
                                    ============      ============      ============    ============    ============
Shareholders' equity                $119,276,978      $159,271,081      $248,497,177    $254,065,662    $298,272,916
                                    ============      ============      ============    ============    ============

     The selected statement of income data presented above for the years ended December 31, 1995, 1994 and 1993, and the balance sheet data as of December 31, 1995 and 1994, are derived from and are qualified by reference to the Liquidating Company's financial statements which have been included elsewhere in this Annual Report to Shareholders. The statement of income data for the years ended December 31, 1992, 1991 and the balance sheet data as of December 31, 1993, 1992 and 1991 are derived from audited financial statements not included in this Annual Report to Shareholders. This data should be read in conjunction with the financial statements and the notes thereto.

Market Data
-----------
     On November 28, 1989, the Liquidating Company was listed on the New York Stock Exchange (Symbol CFR). Prior to that date, there was no public market for the Liquidating Company's shares. As of December 31, 1995 and 1994, there were 30,422,711 shares held by approximately 9,000 and 9,200 investors, respectively. The following table sets forth the high and low closing sales prices and the dividends per share for the Liquidating Company shares during the periods indicated:

                                         1995
                           ----------------------------------
                               Sales Price          Dividends
      Quarter Ended          High        Low        per Share
      -------------        --------    -------      ----------

      March 31,            $  5        $ 4 3/8      $   1.74
      June 30,                3 5/8      3 1/4          0.08
      September 30,           3 3/4      3 3/8          0.10
      December 31,            3 5/8      3 3/8          0.08
                                                    --------
                                                    $   2.00
                                                    ========

                                           1994
                           -----------------------------------
                               Sales Price          Dividends
      Quarter Ended          High        Low        per Share
      -------------        --------    -------      ----------

                           CRI LIQUIDATING REIT, INC.

      March 31,            $   8 5/8   $  7 3/4     $   1.75
      June 30,                 6 7/8      5 3/8          .26
      September 30,            5 7/8      5              .14
      December 31,             5 1/8      4 1/4          .58
                                                    --------
                                                    $   2.73
                                                    ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ---------------------------------------------

General
-------
     CRI Liquidating REIT, Inc. (the Liquidating Company), formed in November 1989, is a finite-life, self-liquidating real estate investment trust (REIT) which owns United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Pursuant to its Board approved business plan, the Liquidating Company intends to dispose of its existing investments by the end of 1997 and does not intend to acquire any additional mortgage investments. The Liquidating Company shares trade on the New York Stock Exchange under the trading symbol CFR.

     The Liquidating Company is governed by a board of directors (the Board of Directors) which includes the two shareholders of C.R.I., Inc. (CRI). The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser (i) manages the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (ii) conducts the day-to-day operations of the Liquidating Company. The Adviser receives fees in connection with the administration and operation of the Liquidating Company. The Adviser also formerly acted in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE), a REIT which owns approximately 57% of the Liquidating Company's outstanding common stock. However, effective June 30, 1995, CRIIMI MAE became a self-managed, self-administered company and, as a result, the Adviser no longer advises CRIIMI MAE.

The Portfolio
-------------
     As of December 31, 1995, the Liquidating Company's portfolio consisted of 22 government insured multifamily mortgages with face values ranging from approximately $1.0 million to $13.4 million with an average balance of approximately $5.0 million. Coupon rates in the portfolio range from 7.5% to 9.75%. As of December 31, 1995, the entire portfolio has a weighted average net coupon rate of approximately 7.7%. Additionally, as of December 31, 1995, the portfolio has a weighted average net effective interest rate of approximately 10.7%. Maturities in the portfolio range from approximately 22 to 29 years as of December 31, 1995, with a weighted average remaining term based on amortized cost of approximately 27 years.

     The Liquidating Company owns government insured multifamily mortgages which were acquired at a discount to face (Discount Mortgage Investments) on the belief that based on economic, market, legal and other factors, such Discount Mortgage Investments might be sold for cash, converted to condominium housing or otherwise disposed of or refinanced in a manner requiring prepayment or permitting other profitable disposition three to twelve years after acquisition by the predecessor CRIIMI Funds. The Liquidating Company also owns near or at par or premium government insured multifamily mortgages (Near Par or Premium Mortgage Investments) on which the Adviser does not expect to incur a significant financial statement loss if disposed of, refinanced or otherwise prepaid prior to maturity. On a tax basis, based on current information, including the current interest rate environment, the disposition of mortgage investments is expected to result in a gain.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
  ---------------------------------------------

Government Insurance Programs
-----------------------------
     The government insured multifamily mortgages in the Liquidating Company's portfolio include: (i) FHA-Insured Loans and (ii) GNMA Mortgage-Backed Securities. The Federal Housing Administration (FHA) is part of the United States Department of Housing and Urban Development (HUD), and FHA-Insured Loans are insured pursuant to Title II of the National Housing Act. Should an FHA-Insured Loan default, the mortgagee is typically entitled to approximately 99% of the face value of the mortgage. The Government National Mortgage Association
(GNMA), which is also part of HUD, was federally chartered to provide liquidity in the secondary mortgage market. GNMA Mortgage-Backed Securities are guaranteed pursuant to Title III of the National Housing Act. If an issuer of a GNMA Mortgage-Backed Security defaults, GNMA continues to make interest and principal payments until such mortgage is assigned to HUD. In the event of a default of an FHA-Insured Loan underlying a GNMA Mortgage-Backed Security, the issuer or GNMA will make timely payments of principal and interest until such mortgage is assigned to HUD and pay 100% of the GNMA Mortgage-Backed Security's principal balance when such mortgage is assigned to HUD and GNMA receives the insurance proceeds.

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

Business Plan
-------------
     The Liquidating Company intends to dispose of its existing government insured mortgage investments by the end of 1997 through an orderly liquidation. Consequently, the Adviser developed a business plan (the Business Plan) which was approved by the Board of Directors. The Business Plan is updated for movements in interest rates and assumes that the portfolio will be liquidated through a combination of defaults on, or prepayments of (collectively, Involuntary Depositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages.

     During the year ended December 31, 1995, the Liquidating Company disposed of 22 mortgage investments (which included one Involuntary Disposition) which constituted approximately 33% of the December 31, 1994 tax basis carrying value.

     As of December 31, 1995, the carrying value of the mortgage investments on a tax basis was approximately $82 million; the par value was approximately $110 million; and the fair market value was approximately $115 million.

     In January 1996, in accordance with the Business Plan, the Liquidating Company sold 11 mortgage investments generating net proceeds of approximately
$57 million resulting in net financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. These dispositions represented approximately 52% of the tax basis carrying value of the portfolio as of December 31, 1995. The Liquidating Company expects to distribute the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
  ---------------------------------------------

disposition proceeds from the recent sale to shareholders as part of the first quarter 1996 dividend. The Business Plan assumes 6% of the December 31, 1995 tax basis carrying value will be disposed of through Involuntary Dispositions in both 1996 and 1997 with the remaining mortgage investments being disposed of through Voluntary Dispositions during 1997.

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

     To estimate proceeds from Voluntary Dispositions, government insured multifamily mortgages are grouped with similar coupons and/or maturities and are priced in each successive year assuming a declining weighted average maturity. Government insured multifamily mortgages are assumed to be sold based on prices as of December 31, 1995 and on the assumption that long-term and intermediate term U.S. Treasury rates (Treasury Rates) remain constant throughout the term of the Business Plan. The interest rate differential between Treasury Rates and the yield on government insured mortgages (the Spreads) were determined as of December 31, 1995 and the Business Plan assumes that such Spreads are held constant throughout the term of the Business Plan. Changes in interest rates will affect the proceeds received through Voluntary Dispositions by increasing the value of the portfolio in the event of decreases in Treasury Rates or decreasing the value of the portfolio in the event of increases in Treasury Rates (assuming the Spread between Treasury Rates and the yields on government insured mortgages remains constant).

     The Liquidating Company intends to invest proceeds from scheduled mortgage payments, Voluntary Dispositions and Involuntary Dispositions in short-term investments at an assumed rate of approximately 5.4% over the term of the Business Plan. Changes in short-term interest rates will affect the interest income earned on amounts invested in short-term investments prior to distribution to shareholders.

     All of the Liquidating Company's expenses which are not directly based on the book value of the Liquidating Company's assets are assumed to remain substantially the same based on the Liquidating Company's prior experience, the expected rate of inflation and the expected reduction in the Liquidating Company's asset base. Annual fees, mortgage servicing fees and certain general and administrative expenses, which are based on the book value of the Liquidating Company's assets, are assumed to decrease proportionately with decreases in the Liquidating Company's assets. Incentive fees, which are anticipated to be due to the Adviser based on assumed sales of government insured mortgages acquired from CRIIMI I, would reduce the capital gains from the sales. No other incentive fees are anticipated.

     Distributions representing ordinary income are expected to decline over time as assets are liquidated and shareholders receive return of capital. Additionally, shareholders should expect the market price of the common stock and the liquidation value of the Liquidating Company to decrease as the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
  ---------------------------------------------

Liquidating Company liquidates its assets and distributes return of capital over time to its shareholders.

     Based on the foregoing assumptions, including the assumptions that the interest rate environment as of December 31, 1995 will be maintained over the remaining term of the Business Plan, the Liquidating Company expects that an investment in the Liquidating Company shares made on December 1, 1993, at a price of $9.00 per share would achieve a total return over the term of the Business Plan of approximately 4.8%. Based on the foregoing assumptions, including the assumption that the current interest rate environment will be maintained over the term of the Business Plan, the Liquidating Company expects an investment in the Liquidating Company shares made on December 29, 1995 at a price of $3.625 per share would achieve a total return over the remaining term of the Business Plan of approximately 13.8%.

Results of Operations
---------------------
1995 Versus 1994
----------------
     Total income decreased $5.4 million or 34% to $10.6 million for 1995 from $16.0 million for 1994. This decrease was due primarily to a reduction in mortgage investment income, partially offset by an increase in other investment income, as discussed below.

     Mortgage investment income decreased $5.8 million or 38% to $9.6 million for 1995 from $15.4 million for 1994. This decrease was principally the result of a reduction in the mortgage base resulting from the disposition of mortgage investments during 1995 and 1994. It is not anticipated that the nature of income from mortgage investments resulting from fixed payments of principal and interest or the expenses related to the ordinary administration of such mortgage investments will differ materially in future years. However, mortgage dispositions will reduce the recurring mortgage income in future periods.

     Other income increased approximately $419,000 or 74% to approximately $987,000 for 1995 from approximately $568,000 for 1994. This increase was primarily attributable to income earned in 1995 from the short-term investment of proceeds from the January 1995 mortgage dispositions pending the distribution to shareholders on March 31, 1995.

     Total expenses decreased approximately $517,000 or 32% to $1.1 million for 1995 from $1.6 million for 1994. This decrease was principally due to decreases in general and administrative expenses, amortization of deferred costs, mortgage servicing fees and annual fees paid to the Adviser, as discussed below.

     General and administrative expenses decreased approximately $54,000 or 9% from approximately $606,000 for 1994 to approximately $552,000 for 1995 primarily as a result of a reduction in payroll and related expenses and professional fees resulting from a reduction in the mortgage base during 1995 and 1994, as discussed above.

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

     Annual Fees decreased approximately $280,000 or 40% to approximately $416,000 for 1995 from approximately $696,000 for 1994. This decrease was primarily a result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the Annual Fees payable by the Liquidating Company. The mortgage base has been decreasing as the Liquidating Company effects the Business Plan to liquidate by 1997. Additionally, the required yield was achieved during the first quarter of 1995 only, as compared to all four quarters of 1994, resulting in a decrease in deferred management fees paid from $118,659 in 1994 to $28,467 in 1995.

     Mortgage servicing fees decreased approximately $67,000 or 49% to approximately $70,000 for 1995 from approximately $137,000 for 1994. This decrease resulted from the reduction in the Liquidating Company's mortgage base.


     Amortization of deferred costs decreased approximately $115,000 or 76% to approximately $36,000 for 1995 from approximately $151,000 for 1994. This decrease resulted from the reduction in the Liquidating Company's mortgage base.


     Net gains on mortgage dispositions decreased $11.0 million or 87% to $1.6 million in 1995 from $12.6 million in 1994. The gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. The decrease in gains from mortgage dispositions was primarily due to the sale of 21 mortgage investments and prepayment of one mortgage investment in 1995, 10 of which resulted in financial statement gains and all of which resulted in tax basis gains. The 22 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. This compares to the disposition of 19 mortgage investments during 1994 that generated financial statement gains of approximately $12.6 million and tax basis gains of approximately $18.4 million.

1994 Versus 1993
----------------
     Total income decreased $8.6 million or 35% to $16.0 million for 1994 from $24.6 million for 1993. This decrease was due primarily to reductions in mortgage investment income and other investment income, as discussed below.

     Mortgage investment income decreased $6.3 million or 29% to $15.4 million for 1994 from $21.7 million for 1993. This decrease was principally the result of a reduction in the mortgage base resulting from the disposition of mortgage investments during 1994 and 1993.

     Other investment income decreased $2.4 million or 81% to approximately $568,000 for 1994 from $2.9 million for 1993. This decrease was primarily

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
  ---------------------------------------------

attributable to income earned in 1993 from other short-term investments acquired by the Liquidating Company during 1993 (approximately $133 million) which were disposed of by December 31, 1993. These decreases were partially offset by income earned from the short-term investment of mortgage disposition proceeds received in 1994.

     Total expenses decreased $3.5 million or 69% to $1.6 million for 1994 from $5.1 million for 1993. This decrease was principally due to decreases in interest expense, general and administrative expenses, and annual fees paid to the Adviser, as discussed below.

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

     General and administrative expenses decreased approximately $540,000 or 47% from $1.1 million to approximately $606,000 for the year ended December 31, 1994 as compared to 1993 primarily as a result of a decrease in legal expense as a result of the settlement of litigation during 1993.

     Annual Fees decreased approximately $538,000 or 44% to $696,000 for 1994 from $1.2 million for 1993. This decrease was primarily a result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the Annual Fees payable by the Liquidating Company. The mortgage base has been decreasing as the Liquidating Company effects the Business Plan to liquidate by 1997. This decrease was also due to a reduction in the base component of the Annual Fees from .25% to .125% of average invested assets formerly held by CRIIMI III, effective January 1, 1994, in accordance with the advisory agreement. Also contributing to the decreases in Annual Fees was a decrease in the deferred component paid for the year ended December 31, 1994 as compared to the corresponding period in 1993 due to specific performance goals being met. During the years ended December 31, 1994 and 1993, the Liquidating Company paid deferred Annual Fees of $118,659 and $330,087, respectively. The amount paid in 1993 included deferred Annual Fees of $86,395 from 1992.

     Net gains on mortgage dispositions increased $4.5 million or 55% to $12.6 million in 1994 from $8.1 million in 1993. The increase in gains from mortgage dispositions was primarily due to the sale of seventeen mortgage investments and prepayment of two mortgage investments in 1994, fifteen of which resulted in financial statement gains and all of which resulted in tax basis gains. The nineteen dispositions resulted in net financial statement gains of approximately $12.6 million and tax basis gains of approximately $18.4 million. This compares to the disposition of ten mortgage investments during the year ended December 31, 1993 that generated financial statement gains of approximately $8.1 million and tax basis gains of approximately $14.9 million.

Liquidity
---------
     The Liquidating Company closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
  ---------------------------------------------

and to continue to qualify as a REIT. The Liquidating Company's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from the disposition of, mortgage investments held by the Liquidating Company, plus cash receipts from interest on temporary investments were sufficient for the years 1995, 1994 and 1993 to meet operating, investing, and financing cash requirements. It is anticipated that cash receipts will be sufficient in future years to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of dividends to the
shareholders.   Because the Liquidating Company is a liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the years 1995, 1994 and 1993, the Liquidating Company paid dividends of $2.00, $2.73 and $2.78 per share, respectively, of which approximately $1.64, $1.84 and $1.87 per share, respectively, represented return of capital for financial statement purposes. For tax purposes, the portion representing a non-taxable dividend for 1995, 1994 and 1993 was approximately $1.38, $1.64 and $1.61, respectively. As of December 31, 1995, there were no material commitments for capital expenditures.

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

     Changes in interest rates may affect the proceeds received through Voluntary Dispositions by increasing the value of the portfolio in the event of decreases in Treasury Rates or decreasing the value of the portfolio in the event of increases in Treasury Rates (assuming the interest rate differential between Treasury Rates and the yields on government insured multifamily

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
  ---------------------------------------------

mortgages remains constant).

Borrowing Policy
----------------
     Subject to customary business considerations, there is no specific limitation on the maximum amount of debt that the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness.

Cash Flow
---------
     Net cash provided by operating activities decreased for 1995 as compared to 1994 primarily as a result of a decrease in mortgage investment income due to the reduction in the mortgage base, partially offset by an increase in other investment income and decreases in operating expenses, as previously discussed. Partially offsetting this decrease was an increase in accounts payable and accrued expenses in 1995, consisting primarily of accrued general and administrative costs at December 31, 1995. Net cash provided by operating activities decreased in 1994 as compared to 1993 principally due to decreases in mortgage investment income due to a reduction in the mortgage base and other investment income, as previously discussed.

     Net cash provided by investing activities decreased for 1995 as compared to 1994. This decrease was principally due to a decrease in proceeds from mortgage dispositions from approximately $66.8 million for 1994 to approximately $50.4 million for 1995. Net cash provided by investing activities increased for 1994 as compared to 1993. This increase was principally due to an increase in proceeds from mortgage dispositions from approximately $56.1 million in 1993 to $66.8 million in 1994. Additionally, cash of approximately $128.6 million and $6.1 million was received during 1993 from the sale of other short-term investments and the redemption of HUD debentures, respectively. However, this was offset by the purchase of other short-term investments in 1993.

     Net cash used in financing activities decreased for 1995 as compared to 1994 due to a decrease in dividends paid to shareholders as a result of the decrease in proceeds from mortgage dispositions and the reduction in the mortgage base. Net cash used in financing activities decreased for 1994 com-pared to 1993 due to a decrease in dividends paid to shareholders, which was primarily attributable to the reduction in the mortgage base. Also during 1993, the Liquidating Company financed the acquisition of other short-term investments. This debt was repaid in December 1993.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
  CRI Liquidating REIT, Inc.

     We have audited the accompanying balance sheets of CRI Liquidating REIT, Inc. (the Liquidating Company) as of December 31, 1995 and 1994, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Liquidating Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Liquidating Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.

     As explained in Note 2 of the notes to the financial statements, effective December 31, 1993, the Liquidating Company changed their method of accounting for their investment in mortgages.


Arthur Andersen LLP


Washington, D.C.
February 5, 1996

                           CRI LIQUIDATING REIT, INC.

                                 BALANCE SHEETS

                                     ASSETS
                                                   December 31,
                                              1995          1994
                                          ------------  ------------
Investment in mortgages, at fair value    $114,685,204  $154,373,576

Cash and cash equivalents                    3,740,437     3,294,161

Receivables and other assets                 1,085,930     1,757,620
                                          ------------  ------------
        Total assets                      $119,511,571  $159,425,357
                                          ============  ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses   $    234,593  $    154,276
                                          ------------  ------------
Commitments and contingencies

Shareholders' equity:
  Common stock                                 304,227       304,227
  Net unrealized gains on investment
    in mortgages                            28,011,840    18,252,676
  Additional paid-in capital                90,960,911   140,714,178
                                          ------------  ------------
        Total shareholders' equity         119,276,978   159,271,081
                                          ------------  ------------
        Total liabilities and
          shareholders' equity            $119,511,571  $159,425,357
                                          ============  ============


                   The accompanying notes are an integral part
                         of these financial statements.

                           CRI LIQUIDATING REIT, INC.

                              STATEMENTS OF INCOME
                                        For the years ended December 31,

                                     1995            1994           1993
                                 ------------    ------------   ------------
Income:

  Mortgage investment income     $  9,609,652    $ 15,394,255   $ 21,663,403
  Other income                        986,862         568,049      2,947,933
                                 ------------    ------------   ------------
                                   10,596,514      15,962,304     24,611,336
                                 ------------    ------------   ------------
Expenses:
  Annual fee to related party         416,007         696,342      1,234,291
  General and administrative          551,586         606,035      1,145,354
  Mortgage servicing fees              69,829         137,201        191,855
  Amortization of deferred costs       36,392         151,014        251,203
  Interest expense                         --              --      2,242,347
                                 ------------    ------------   ------------
                                    1,073,814       1,590,592      5,065,050
                                 ------------    ------------   ------------
Income before mortgage
  dispositions                      9,522,700      14,371,712     19,546,286

Mortgage dispositions:
  Gains                             1,752,243      12,612,197      8,110,395
  Losses                             (182,788)        (58,916)       (20,555)
                                 ------------    ------------   ------------
Net income                       $ 11,092,155    $ 26,924,993   $ 27,636,126
                                 ============    ============   ============
Net income per share             $        .36    $        .89   $        .91
                                 ============    ============   ============
Weighted average shares
  outstanding                      30,422,711      30,422,711     30,422,711
                                 ============    ============   ============


                   The accompanying notes are an integral part
                         of these financial statements.

                                                     CRI LIQUIDATING REIT, INC.
                                            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                        For the years ended December 31, 1995, 1994 and 1993

                                                                           Net
                                                                        Unrealized
                                                                         Gains on      Additional                      Total
                                                    Common Stock        Investment      Paid-In     Undistributed   Shareholders'
                                               Shares       Par Value  in Mortgages     Capital       Net Income       Equity
                                             -----------    ---------  ------------   ------------  -------------   ------------
Balance, December 31, 1992                    30,422,711    $ 304,227  $         --   $253,761,435  $          --   $254,065,662

  Net income                                          --           --            --             --     27,636,126     27,636,126
  Dividends of $0.91 per share                        --           --            --             --    (27,636,126)   (27,636,126)
  Return of capital of $1.87
    per share                                         --           --            --    (56,939,013)            --    (56,939,013)
  Net unrealized gains on
    investment in mortgages                           --           --    51,349,764             --             --     51,349,764
  Reimbursement of dividends
    from prior years                                  --           --            --         20,764             --         20,764
                                             -----------    ---------  ------------   ------------  -------------   ------------
Balance, December 31, 1993                    30,422,711      304,227    51,349,764    196,843,186             --    248,497,177

  Net income                                          --           --            --                    26,924,993     26,924,993
  Dividends of $.89 per share                         --           --            --                   (26,924,993)   (26,924,993)
  Return of capital of $1.84
    per share                                         --           --            --    (56,129,008)            --    (56,129,008)
  Adjustment to net unrealized
    gains on investment in mortgages                  --           --   (33,097,088)                           --    (33,097,088)
                                             -----------    ---------  ------------   ------------  -------------   ------------
Balance, December 31, 1994                    30,422,711      304,227    18,252,676    140,714,178             --    159,271,081

  Net income                                          --           --            --                    11,092,155     11,092,155
  Dividends of $.36 per share                         --           --            --                   (11,092,155)   (11,092,155)
  Return of capital of $1.64
   per share                                          --           --            --    (49,753,267)            --    (49,753,267)
  Adjustment to net unrealized
    gains on investment in mortgages                  --           --     9,759,164                            --      9,759,164
                                             -----------    ---------  ------------   ------------  -------------   ------------

Balance, December 31, 1995                    30,422,711    $ 304,227  $ 28,011,840   $ 90,960,911  $          --   $119,276,978
                                             ===========    =========  ============   ============  =============   ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

                                                     CRI LIQUIDATING REIT, INC.

                                                      STATEMENTS OF CASH FLOWS
                                                                    For the years ended December 31,
                                                                 1995            1994            1993
                                                             ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                                 $ 11,092,155    $ 26,924,993    $ 27,636,126
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred costs                               36,392         151,014         251,203
      Mortgage discount/premium amortization                     (644,042)       (952,806)     (1,299,843)
      Other short-term investment premium amortization                 --              --       4,072,781
      Gains/losses on mortgage dispositions                    (1,569,455)    (12,553,281)     (8,089,840)
      Other operating activities                                 (119,526)         49,032         264,488

      Changes in assets and liabilities:
        Decrease in receivables and other assets                  485,068         650,122         614,086
        Increase (decrease) in accounts payable and accrued
          expenses                                                 80,317        (275,681)        261,661
                                                             ------------    ------------    ------------
      Net cash provided by operating activities                 9,360,909      13,993,393      23,710,662
                                                             ------------    ------------    ------------
Cash flows from investing activities:
  Proceeds from mortgage dispositions                          50,427,785      66,837,015      56,077,712
  Purchase of other short-term investments                             --              --    (132,977,702)
  Proceeds from sale of other short-term investments                   --              --     128,617,469
  Receipt of mortgage and other short-term investment
    principal from scheduled payments                           1,233,248       2,294,050       3,062,993
  Decrease in deferred costs                                       16,464          63,265          97,330
  Annual return from investment in limited partnerships           253,292         253,292         253,292
  Proceeds from sale/redemption of HUD debentures                      --              --       6,062,502
                                                             ------------    ------------    ------------
      Net cash provided by investing activities                51,930,789      69,447,622      61,193,596
                                                             ------------    ------------    ------------
Cash flows from financing activities:
  Dividends and return of capital paid to shareholders        (60,845,422)    (83,054,001)    (84,554,375)
  Proceeds from short-term debt                                        --              --     115,631,517
  Payment on short-term debt                                           --              --    (115,631,517)
                                                             ------------    ------------    ------------
      Net cash used in financing activities                   (60,845,422)    (83,054,001)    (84,554,375)
                                                             ------------    ------------    ------------
Net increase in cash and cash equivalents                         446,276         387,014         349,883

Cash and cash equivalents, beginning of year                    3,294,161       2,907,147       2,557,264
                                                             ------------    ------------    ------------
Cash and cash equivalents, end of year                       $  3,740,437    $  3,294,161    $  2,907,147
                                                             ============    ============    ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Organization

     CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT). The Liquidating Company was created in November 1989 in connection with the merger (the Merger) of three funds which owned government insured multifamily mortgages (the CRIIMI Funds), all of which were sponsored by C.R.I., Inc. (CRI). The Merger resulted in two new REITs: (i) the Liquidating Company, a finite-life, self-liquidating REIT, and (ii) CRIIMI MAE Inc. (CRIIMI MAE), a self-managed, full service mortgage company, which owns 57% of the Liquidating Company's outstanding common stock. In the Merger, the Liquidating Company acquired the assets of the CRIIMI Funds.

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

     The Liquidating Company is governed by a board of directors (the Board of Directors) which includes the two shareholders of CRI. The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser (1) manages the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (2) conducts the day-to-day operations of the Liquidating Company. The Adviser receives fees in connection with the administration and operation of the Liquidating Company. The Adviser also formerly acted in a similar capacity for CRIIMI MAE. However, effective June 30, 1995 CRIIMI MAE became a self-managed, self-administered company and as a result, the Adviser no longer advises CRIIMI MAE.

     The Liquidating Company intends to dispose of its existing government insured mortgage investments by the end of 1997 through an orderly liquidation as described in a business plan (the Business Plan) which was approved by the Liquidating Company's Board of Directors. The Business Plan is updated for movements in interest rates and assumes that the portfolio will be liquidated through a combination of defaults on or prepayments of (collectively, Involuntary Dispositions) and sales of (Voluntary Dispositions) government insured multifamily mortgages.

     During the year ended December 31, 1995, the Liquidating Company disposed of 22 mortgage investments which constituted approximately 33% of the December 31, 1994 tax basis carrying value. In January 1996, in accordance with the Business Plan, the Liquidating Company sold 11 mortgage investments generating net proceeds of approximately $57 million resulting in net financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. These dispositions represented approximately 52% of the tax basis carrying value of the portfolio as of December 31, 1995. The Liquidating

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.   Organization - Continued

Company expects to distribute the disposition proceeds from the recent sale to shareholders as part of the first quarter 1996 dividend. The Business Plan assumes 6% of the December 31, 1995 tax basis carrying value will be disposed of through Involuntary Dispositions in both 1996 and 1997 with the remaining mortgage investments being disposed of during 1997.

     Although the Liquidating Company expects to profitably dispose of its government insured multifamily mortgages, there can be no assurance as to when any government insured mortgage investment will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition.

2.   Summary of Significant Accounting Policies

     Method of accounting
     --------------------
          The financial statements of the Liquidating Company are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents
     -------------------------
          Cash and cash equivalents consist of money market funds, time and demand deposits, commercial paper and repurchase agreements with original maturities of three months or less.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies - Continued

     Investment in Mortgages
     -----------------------
          The Liquidating Company's investment in mortgages is comprised of Federally Insured Mortgages (as defined below) and Mortgage-Backed Securities guaranteed by the Government National Mortgage Association
     (GNMA). Payment of principal and interest on Federally Insured Mortgages is insured by the United States Department of Housing and Urban Development
     (HUD). Payment of principal and interest on Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This statement requires that most investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values. This statement was adopted for the year ended December 31, 1993.

          The Liquidating Company intends to liquidate its portfolio by the end of 1997. In order to achieve this objective, the Liquidating Company will sell certain of its mortgage investments. Accordingly, consistent with SFAS 115, all of the Liquidating Company's mortgage investments are classified as Available for Sale and are recorded at fair value with the net unrealized gains on such mortgage investments reported as a separate component of shareholders' equity. Subsequent increases or decreases in the fair value of these Available for Sale securities will be included as a separate component of equity. Realized gains and losses for these securities will continue to be reported in earnings, as discussed below. Prior to December 31, 1993, the Liquidating Company accounted for its investment in mortgages at amortized cost.

          The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method which provides a constant yield of income over the term of the mortgage.

          Mortgage investment income includes amortization of the discount plus the stated mortgage interest payments received or accrued less amortization of the premium.

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

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies - Continued

     Other Assets
     ------------
          Included in other assets are mortgage selection fees which were paid to the former general partners or adviser to the Liquidating Company. These fees are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related mortgage to the expected dissolution date of the Liquidating Company (see
     Note 1). Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage investment balance in order to measure the gain or loss on the disposition.

          Also included in other assets are organizational and software costs, which are amortized using the straight-line method, and the Liquidating Company's investment in limited partnerships which are accounted for under the equity method.

     Income taxes
     ------------
          The Liquidating Company has qualified and intends to continue to qualify as a REIT as defined in the Internal Revenue Code. As a REIT, the Liquidating Company does not pay taxes at the corporate level. Qualification for treatment as a REIT requires the Liquidating Company to meet certain criteria, including certain requirements regarding the nature of its ownership, assets, income and distributions of taxable income. The Liquidating Company intends to distribute substantially all of its taxable income and, accordingly, no provision for income taxes has been made in the accompanying financial statements. The Liquidating Company, however, may be subject to tax at normal corporate rates on net income or capital gains not distributed.

     Per share amounts
     -----------------
          Net income, dividends and return of capital per share amounts for 1995, 1994 and 1993 represent net income, dividends and return of capital, respectively, divided by the weighted average equivalent shares outstanding during each year. The per share amounts are based on the weighted average shares outstanding, including shares held for issuance pending presentation of units in the CRIIMI Funds.

     Common stock
     ------------
          The Liquidating Company has authorized 30,425,901 shares of $.01 par value common stock and issued 30,422,711 shares as of December 31, 1995 and 1994. All shares issued are outstanding.

     Reclassifications
     -----------------
          Certain amounts in the balance sheet as of December 31, 1994 and the income statements for the years ended December 31, 1994 and 1993 have been reclassified to conform with the 1995 presentation.
     Statements of cash flows
     ------------------------
          No cash payments for interest or taxes were made during 1995 and 1994. Cash payments made for interest during 1993 totalled $2,242,347.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.   Transactions with Related Parties

     Below is a summary of the amounts paid or accrued to related parties during the years ended December 31, 1995, 1994 and 1993.

                                                For the years ended December 31,
                                              1995             1994            1993
                                          ------------     ------------    ------------
     Adviser:
     -------
     Annual fee                           $    416,007(c)  $    696,342(c) $  1,234,291(c)
     Incentive fee (a)                              --          394,812         256,290
                                          ------------     ------------    ------------
          Total                           $    416,007     $  1,091,154    $  1,490,581
                                          ============     ============    ============


     Expense reimbursement (b)(d):

     CRI                                  $   125,482      $    285,423    $   254,039
     CRIIMI Management                        122,938                --             --
                                          -----------      ------------    -----------
                                          $   248,420      $    285,423    $   254,039
                                          ============     ============    ===========

     (a)  Included as a component of net gains from mortgage dispositions on the accompanying statements of income.
     (b)  Included as general and administrative expenses on the accompanying statements of income.
     (c)  As a result of reaching the required yield during 1995, 1994 and 1993, the Liquidating Company paid deferred annual fees during 1995, 1994 and 1993 of $28,467, $118,659 and $330,087 (which included $86,395 for 1992), respectively.
     (d)  Effective June 30, 1995, pursuant to the Reimbursement Agreement and the CRIIMI MAE Merger described below, the reimbursements previously paid to CRI in connection with services provided by the Adviser, are paid to CRIIMI MAE
          Management.  The amounts paid by CRI Liquidating to CRI during the year ended December 31, 1995, represent the reimbursement of expenses incurred through June 30, 1995.

     The Liquidating Company has entered into an agreement with the Adviser (see
Note 1) (the Advisory Agreement) under which the Adviser is obligated to evaluate and negotiate voluntary mortgage dispositions, provide administrative services for the Liquidating Company and conduct the Liquidating Company's day-to-day affairs.
The Advisory Agreement expired on November 27, 1995, and was automatically renewed for a successive three-year term. The Advisory Agreement may be terminated solely for cause, as defined in the Advisory Agreement, by the Liquidating Company or the Adviser. Notice of non-renewal must be given at least 180 days prior to the expiration date of the Advisory Agreement. If the Liquidating Company terminates the Advisory Agreement other than for cause, or the Adviser terminates the Advisory Agreement for cause, in addition to compensation otherwise due, the Liquidating Company will be required to pay the Adviser a fee equal to the Annual Fee (as described below) payable for the previous fiscal year. If the Advisory Agreement is not renewed, no termination fee will be payable.

     Under the Advisory Agreement, the Adviser receives compensation from the Liquidating Company as follows:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.   Transactions with Related Parties - Continued

     o An Annual Fee for managing the Liquidating Company's portfolio of mortgages. The Annual Fee is calculated separately based on specific criteria for each of the remaining mortgage pools from the former CRIIMI Funds.

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

          During any quarter in which specified yields have been achieved on a cumulative basis and the Adviser has been paid any deferred amounts of the Annual Fee, the Incentive Fee will equal approximately 9.08% of net disposition proceeds representing the financial statement gain on the related CRIIMI I or CRIIMI II mortgage investments disposed of.

     In addition to the fees payable pursuant to the advisory agreement, from inception through June 30, 1995, the Adviser and its affiliates were reimbursed for expenses incurred in connection with the administration and operation of the Liquidating Company. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT (the CRIIMI MAE Merger), effective June 30, 1995, the Adviser and its affiliates are no longer reimbursed for expenses, as these reimbursements are paid to CRIIMI MAE Management, Inc. (CRIIMI Management), a wholly owned subsidiary of CRIIMI MAE. Pursuant to a reimbursement agreement (the Reimbursement Agreement), the employees of CRIIMI Management perform certain functions on behalf of the Adviser under the advisory agreement. Neither CRIIMI Management nor CRIIMI MAE receive advisory fees under the advisory agreement. However, CRIIMI Management is reimbursed at cost for its employees' time and expenses pursuant to the Reimbursement Agreement.

4.   Fair Value of Financial Instruments

     As discussed in Note 2, the Liquidating Company's Investment in Mortgages is recorded at fair value. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating Company's mortgage investments and is reported as a separate component of shareholders' equity. These estimated fair values, however, do not represent the liquidation value or the market value of the Liquidating Company.

     The fair value of the mortgage investments is based on quoted market prices from an investment banking institution which trades insured mortgage loans as part of its day-to-day activities. The carrying amount of cash and cash equivalents and accrued interest receivable approximates fair value because of the short maturity of these instruments.

5.   Investment in Mortgages

     As of December 31, 1995, the Liquidating Company owned 22 mortgage investments. These mortgage investments have a weighted average net coupon rate of approximately 7.7%, a weighted average net effective interest rate of

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

approximately 10.7%, and a weighted average remaining term based on amortized cost of approximately 27 years. Based on the carrying value as of December 31, 1995, approximately 90% of the 22 mortgage investments were purchased at a discount (Discount Mortgage Investments) and 10% were purchased near or at par or for a premium (Near Par or Premium Mortgage Investments). As discussed in
Note 8, in January 1996, 11 mortgages were sold for net proceeds of approximately $57 million which resulted in a gain for financial statement purposes of approximately $9.7 million. A discussion of the types of mortgages held is as follows:

     Federally Insured Mortgages
     ---------------------------
          The Liquidating Company owns participating certificates evidencing a 100% undivided beneficial interest in Federally Insured Mortgages which were acquired at a discount to face on the belief that based on economic, market, legal and other factors, such Discount Mortgage Investments might be sold for cash, converted to condominium housing or otherwise disposed of or refinanced in a manner requiring prepayment or permitting other profitable disposition three to twelve years after acquisition by the predecessor CRIIMI Funds. The Liquidating Company also owns near or at par or premium Federally Insured Mortgages which the Adviser does not expect to incur a significant financial statement loss if disposed of, refinanced or otherwise prepaid prior to maturity. On a tax basis, based on current information, including the current interest rate environment, the disposition of mortgage investments is expected to result in a gain.

     Mortgage-Backed Securities
     --------------------------
          The Liquidating Company also owns a Mortgage-Backed Security issued by a private entity for which the monthly principal and interest payments of the underlying mortgage is guaranteed by GNMA (GNMA Mortgage-Backed Security). In the original selection of Mortgage-Backed Securities, the property underlying this security was evaluated utilizing criteria similar to those employed in selecting the Liquidating Company's Federally Insured Mortgages.

     General
     -------
          Descriptions of the mortgage investments owned by the Liquidating Company which exceed approximately 3% of the aggregate carrying value of the total mortgage investments as of December 31, 1995, summarized information regarding other mortgage investments and mortgage investment income earned in 1995, 1994 and 1993, including interest earned on the disposed mortgage investments, are as follows:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

                                                                Mortgage      Mortgage          Mortgage
                                       Carrying                Investment    Investment        Investment
                            Face       Value of     Effective    Income        Income            Income               Final
                         Amount of     Mortgages    Interest     Earned        Earned            Earned              Maturity
Complex Name            Mortgages(B)  (A),(C),(D)      Rate      in 1995       in 1994           in 1993               Date
------------            ------------  ------------- ---------  ------------  ------------      ------------       ---------------
Federally Insured
 Mortgages (FHA)
-----------------
Discount
--------
Cloverset Valley
  Apts.                 $  9,741,585  $ 10,244,282  11.28%     $    803,030  $   806,970       $   810,494        April 2023
Cinnamon Run I            10,314,307    10,846,928  11.18%          851,220      855,700           859,709        November 2022
Crestwood Villas           6,556,893     6,895,679  10.21%          533,875      537,407           540,597        July 2022
Crooked Creek Apts.        6,165,498     6,483,572  11.27%          507,696      510,143           512,330        June 2023
Villa de Mission           7,426,043     7,810,696  11.12%          618,830      622,834           626,418        March 2021
1120 North LaSalle        13,351,587    13,477,425   9.78%        1,077,216    1,084,825         1,091,728        February 2022
Firethorn I                6,726,086     7,072,943  12.28%          559,039      561,154           563,026        September 2023
Windrush Apts.             6,615,536     6,956,827  12.29%          550,847      552,993           554,892        June 2023
Northshore Woods Apts.     3,630,473     3,818,054  11.31%          300,770      302,373           303,806        July 2022
Willowcrest Prel G         4,274,923     4,497,115  12.48%          367,624      369,884           371,881        August 2019
Willow Dayton II           4,142,161     4,361,822  11.14%          413,213      414,884           416,379        March 2025
Timbercroft IV and V       4,705,955     4,752,581   8.81%          384,701      389,982           394,819        November 2017

Other
 (5 mortgages)            12,304,741    12,942,539  10.11% -      1,029,746    1,036,489         1,042,514        November 2019 -
                                                    12.09%                                                          January 2022
Mortgage-Backed
 Securities (GNMA)
-----------------
 Discount
-----------------
Other
 (1 mortgage)              2,975,895     3,156,418  10.14%          292,094      294,014           295,749        September 2022

                        ------------  ------------             ------------  -----------       -----------
   Subtotal               98,931,683   103,316,881                8,289,901    8,339,652         8,384,342
                        ------------  ------------             ------------  -----------       -----------

Near Par or Premium
-------------------
Firethorn II Apartments    3,913,136     4,121,002   9.54%          381,318      383,864           386,179        September 2023
The Willows                3,704,938     3,901,364   9.39%          360,002      362,078           363,970        June 2025

Other
 (2 mortgages)             3,176,327     3,345,957   9.22% -        305,976      308,927           311,618        January 2025 -
                                                     9.39%                                                          February 2025


                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued


                                                                Mortgage      Mortgage         Mortgage
                                       Carrying                Investment    Investment        Investment
                            Face       Value of     Effective    Income        Income            Income               Final
                         Amount of     Mortgages    Interest     Earned        Earned            Earned              Maturity
Complex Name            Mortgages(B)  (A),(C),(D)      Rate      in 1995       in 1994           in 1993               Date
------------            ------------  ------------- ---------  ------------  ------------      ------------       ---------------

Subtotals                109,726,084   114,685,204               9,337,197      9,394,521         9,446,109

Less Liquidating Company's
  share of mortgage interest
  relating to investment in
  limited partnerships
  accounted for under the
  equity method (see Note 2)                                                           --          (308,093)

Mortgage Dispositions:
    1993                          --            --   8.44% -                           --         2,625,933
                                                    11.79%
    1994                          --            --   8.44%-
                                                    12.12%                      1,591,108         5,422,667
                                                     8.35% -
    1995                          --            --  10.79%         272,455      4,408,626         4,476,787

                        ------------  ------------             -----------   ------------      ------------
Investment in Mortgages $109,726,084  $114,685,204             $ 9,609,652   $ 15,394,255      $ 21,663,403
                        ============  ============             ===========   ============      ============
Investment in Limited
  Partnerships          $         --  $         --             $   119,526*  $    (49,032)*    $     43,605*
                        ============  ============             ===========   ============      ============

*  Income accrued on investments in limited partnerships is included in other income on the accompanying statements of income for the years ended December 31, 1995, 1994 and 1993.


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

(B) Principal and interest are payable at level amounts over the life of the mortgage investment. Total annual debt service payable to the Liquidating Company (including the annual return on one Participation) for the mortgage investments held as of December 31, 1995, is approximately $10.2 million. After the January 1996 mortgage dispositions (discussed in Note 8), total annual debt service payable to the Liquidating Company (including the annual return on one Participation) for the Liquidating Company's portfolio is approximately $5.0 million.

(C) Reconciliations of the carrying amount of the mortgage investments for the years ended December 31, 1995 and 1994 follow:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

                                                         For the year ended                 For the year ended
                                                         December 31, 1995                  December 31, 1994
                                                  -----------------------------      ------------------------------
Balance at beginning of year                                     $ 154,373,576                        $ 243,095,642
Additions during year:
  Amortization of discount                                             650,392                              959,320
  Adjustment to net unrealized gains on
    investment in mortgages                                          9,759,164                                   --

Deductions during year:
  Principal payments                              $ 1,233,248                        $  2,294,050
  Mortgage dispositions                            48,858,330                          54,283,734
  Adjustment to net unrealized
    gains on investment in mortgages                       --                          33,097,088
  Amortization of premium                               6,350       50,097,928              6,514        89,681,386
                                                  -----------    -------------       ------------     -------------
Balance at end of year                                           $ 114,685,204                        $ 154,373,576
                                                                 =============                        =============

(D) Principal Amount of Loans Subject to Delinquent Principal or Interest is not presented since all required payments with respect to these Federally Insured Mortgages or Mortgage-Backed Securities are current and none of these mortgages is delinquent as of December 31, 1995.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

Historical Dispositions
-----------------------
     A summary of the Liquidating Company's mortgage dispositions from 1993 to 1995 is as follows:

                                                                     Net Gain
                                                                   Recognized for       Net Gain
                                                                     Financial         Recognized
                         Type of Dispositions                        Statement           For Tax
Year            Assignment(1)      Sale    Prepayment      Total      Purposes         Purposes(3)
----            ------------       ----    ----------      -----   --------------      -----------
1993                 2                5          3           10        8,089,840        14,938,128
1994                 3               14          2           19       12,553,281        18,354,126
1995                --               21          1           22        1,569,455         9,531,027
                   ---              ---        ---          ---      -----------       -----------
                     5(2)            40          6           51      $22,212,576       $42,823,281
                   ===              ===        ===          ===      ===========       ===========

(1)  The Liquidating Company may elect to receive insurance benefits in the form of cash when a government insured multifamily mortgage defaults.  In that event, for FHA Insured Loans 90% of the face value of the mortgage generally is received within approximately 90 days of assignment of the mortgage to HUD and 9% of the face value of the mortgage is received upon final processing by HUD which may not occur in the same year as assignment. If the Liquidating Company elects to receive insurance benefits in the form of debentures, 99% of the face value of the mortgage is received upon final processing by HUD.  In the event of a default on a GNMA Mortgage-Backed Security, 100% of the face value of the security is received upon final processing by GNMA. Gains from dispositions are recognized upon receipt of funds or debentures and losses are recognized at the time of assignment.
(2)  Three of the five assignments were sales of government insured multifamily mortgages then in default and resulted in the
     Liquidating Company receiving face value or near face value.
(3)  In connection with the Merger, the Liquidating Company recorded its investment in mortgages at the lower of cost or fair value, which resulted in an overall net write down for tax purposes.  For financial statement purposes, carryover basis of accounting was used.  Therefore, since the Merger, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes.  As a REIT, dividends to the Liquidating Company's shareholders are based on net gains recognized for tax purposes.


6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income

     On an annual basis, the Liquidating Company expects to distribute to its shareholders virtually all of its tax basis income.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income - Continued

     Reconciliations of the financial statement net income to the tax basis income for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                      1995               1994            1993
                                                   -----------        -----------    -----------
Financial statement net income                     $11,092,155        $26,924,993    $27,636,126

Adjustments:
  Nondeductible expense:
    Amortization of deferred costs                      27,156            122,750        251,203
  Additional income (loss) due to basis
   differences:
    Mortgage dispositions                            7,961,572          5,800,845      6,848,288
    Reamortization of mortgages                        145,431            477,071        589,793
    (Loss) income from investment in
      limited partnerships                            (233,042)           (13,753)       192,081
    Amortization of premium - other
      short-term investments                                --                 --      3,862,866
    Disposition of other short-term
      investments                                           --                 --     (3,862,866)
                                                   -----------        -----------    -----------
Tax basis income                                   $18,993,272        $33,311,906    $35,517,491
                                                   ===========        ===========    ===========

Tax basis income per share                         $       .62        $      1.09    $      1.17
                                                   ===========        ===========    ===========

     Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the Merger and the acquisition of other short-term investments.

     Dividends to shareholders consist of ordinary income, capital gain and return of capital. Shareholders should expect distributions representing ordinary income and the market price of the Liquidating Company shares to decrease as the Liquidating Company liquidates its assets and distributes return of capital over time to its shareholders. For the year ended December 31, 1995, dividends of $2.00 per share were paid to shareholders. The nature of these dividends for income tax purposes on a per share basis is as follows:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income - Continued

                           Non-taxable       Capital      Ordinary
                            Dividend          Gain         Income        Total          Record Date
                           -----------       -------      --------       -------     ------------------
Quarter ended
   March 31, 1995          $      1.20      $  0.27         $  0.27       $  1.74     March 20, 1995
Quarter ended
   June 30, 1995                  0.06         0.01            0.01          0.08     June 19, 1995
Quarter ended
   September 30, 1995             0.06         0.02            0.02          0.10     September 18, 1995
Quarter ended
   December 31, 1995              0.06         0.01            0.01          0.08     December 18, 1995
                           -----------      -------         -------       -------
Year ended
  December 31, 1995        $      1.38      $   .31         $   .31       $  2.00
                           ===========      =======         =======       =======

7.   Settlement of Litigation

     A complaint was filed in 1990 on behalf of a class comprised of certain former investors of CRIIMI III and CRIIMI II in the Circuit Court for Montgomery County, Maryland against the Liquidating Company, CRIIMI MAE and other parties. In November 1993, the Court entered an order granting final approval of a settlement agreement in which CRIIMI MAE agreed to issue to class members, including certain former investors of CRIIMI I, warrants for up to 2.5 million CRIIMI MAE shares exercisable until December 1995. None of the warrants was exercised prior to the expiration date.

8.   Subsequent Event

     In January 1996, in accordance with the Business Plan, the Liquidating Company sold 11 mortgage investments resulting in aggregate net proceeds of approximately $57 million, aggregate financial statement gains of approximately $9.7 million and aggregate tax basis gains of approximately $14.5 million. The sales of these mortgage investments constitute approximately 52% of the December 31, 1995 tax basis carrying value.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


9.   Summary of Quarterly Results of Operations (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995, 1994 and 1993:

                                                                 1995
                                                             Quarter ended
                                       March 31         June 30       September 30    December 31
                                     ------------    ------------     ------------    ------------
Income (primarily mortgage
  investment income)                 $  3,270,320    $  2,456,116     $  2,443,131    $  2,426,947
Net gain (loss) on mortgage
  dispositions                          1,578,864              --           (9,409)             --
Net income                              4,538,258       2,230,902        2,175,012       2,147,983
Net income per share                         0.15            0.07             0.07            0.07


                                                                 1994
                                                             Quarter ended
                                       March 31         June 30       September 30    December 31
                                     ------------    ------------     ------------    ------------
Income (primarily mortgage
  investment income)                 $  4,521,596    $  3,956,781     $  3,821,785    $  3,662,142
Net gain (loss) on mortgage
  dispositions                         11,826,341         456,640             (782)        271,082
Net income                             15,787,800       4,042,601        3,474,928       3,619,664
Net income per share                          .52             .13              .11             .13

                                                                 1993
                                                             Quarter ended
                                       March 31         June 30       September 30    December 31
                                     ------------    ------------     ------------    ------------
Income (primarily mortgage
  investment income)                 $  6,473,945    $  6,445,357     $  6,125,585    $  5,566,449
Net gain on
  mortgage dispositions                 2,058,901         436,123          509,567       5,085,249
Net income                              7,338,417       5,583,956        5,167,514       9,546,239
Net income per share                          .24             .18              .17             .31
/TABLE


Directors and Executive Officers
--------------------------------

                              Liquidating Company
        Name                        Position                      Principal Occupation
----------------------       ---------------------       ---------------------------------------
William B. Dockser           Chairman of the Board       Chairman of the Board and Shareholder -
                                                           CRIIMI MAE

H. William Willoughby        Director, President         President, Secretary and Shareholder -
                               and Secretary               CRIIMI MAE

Garrett G. Carlson, Sr.      Director                    Chairman of the Board-SCA Realty Holdings, Inc.;
                                                           President - Can-American Realty
                                                           Corporation and Canadian Financial
                                                           Corporation

G. Richard Dunnells          Director                    Partner - Holland & Knight

Larry H. Dale                Director                    Senior Advisor of Fannie Mae's Housing
                                                           Investment Fund

Robert F. Tardio             Director                    Independent Financial Consultant

Frederick J. Burchill        Executive Vice President    Executive Vice President - CRIIMI MAE

Jay R. Cohen                 Executive Vice              Executive Vice President and Treasurer -
                               President and               CRIIMI MAE
                               Treasurer

Cynthia O. Azzara            Senior Vice President       Senior Vice President and Chief Financial Officer-
                               and Chief                   CRIIMI MAE
                               Financial Officer

Debbie A. Linn               Senior Vice President       Senior Vice President and General Counsel -
                               and General Counsel         CRIIMI MAE





The Annual Report to the Securities and Exchange Commission on Form 10-K is available to Shareholders and may be obtained by writing:

Investor Services/CRI Liquidating REIT, Inc.
The CRI Building
11200 Rockville Pike
Rockville, Maryland  20852

CRI Liquidating REIT, Inc. shares are traded on the New York Stock Exchange under the symbol CFR.