Form 10-Q
period 1996-03-31
CRI LIQUIDATING REIT INC
filed 1996-05-03
CIK 850143

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1996
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

                                 (301) 816-2300
- -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

          Class               Outstanding at May 3, 1996
- ----------------------------  -----------------------------
Common Stock, $.01 par value                 30,422,711

                           CRI LIQUIDATING REIT, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                                         Page
                                                         ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1996 (unaudited)
            and December 31, 1995 . . . . . . . . . . .     3

          Statements of Income - for the three
            months ended March 31, 1996 and 1995
            (unaudited)   . . . . . . . . . . . . . . .     4

          Statement of Changes in Shareholders'
            Equity - for the three months ended
            March 31, 1996 (unaudited)  . . . . . . . .     5

          Statements of Cash Flows - for the three
            months ended March 31, 1996 and 1995
            (unaudited) . . . . . . . . . . . . . . . .     6

          Notes to Financial Statements (unaudited) . .     7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .    12

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    16

Signature   . . . . . . . . . . . . . . . . . . . . . .    17

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.

                                 BALANCE SHEETS

                                             March 31,   December 31,
                                              1996           1995
                                          ------------- --------------
                                           (unaudited)
                                     ASSETS

Investment in mortgages, at fair value    $ 55,298,130  $114,685,204

Cash and cash equivalents                    4,012,860     3,740,437

Receivables and other assets                   567,768     1,085,930
                                          ------------  ------------
        Total assets                      $ 59,878,758  $119,511,571
                                          ============  ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses   $    198,568  $    234,593
                                          ------------  ------------
Commitments and contingencies

Shareholders' equity:
  Common stock                                 304,227       304,227
  Net unrealized gains on investment
    in mortgages                            15,944,300    28,011,840
  Additional paid-in capital                43,431,663    90,960,911
                                          ------------  ------------
        Total shareholders' equity          59,680,190   119,276,978
                                          ------------  ------------
        Total liabilities and
          shareholders' equity            $ 59,878,758  $119,511,571
                                          ============  ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                               For the three months ended
                                                      March 31,
                                              1996              1995
                                          ------------      ------------
Income:
  Mortgage investment income              $  1,457,334      $  2,586,525
  Other investment income                      649,935           683,795
                                          ------------      ------------
                                             2,107,269         3,270,320
                                          ------------      ------------
Expenses:
  Annual fee to related party                  171,116           129,874
  General and administrative                   120,844           154,471
  Mortgage servicing fees                        9,478            17,594
  Amortization of deferred costs                 7,264             8,987
                                          ------------      ------------
                                               308,702           310,926
                                          ------------      ------------
Income before mortgage dispositions          1,798,567         2,959,394

Mortgage dispositions:
  Gains                                      9,692,244         1,752,243
  Losses                                            --          (173,379)
                                          ------------      ------------
Net income                                $ 11,490,811      $  4,538,258
                                          ============      ============
Net income per share                      $       0.38      $       0.15
                                          ============      ============
Weighted average shares outstanding         30,422,711        30,422,711
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                            CRI LIQUIDATING REIT, INC.
                                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                     For the three months ended March 31, 1996

                                                        (unaudited)

                                                                  Net
                                                               Unrealized
                                                                Gains on      Additional                          Total
                                       Common Stock            Investment      Paid-In       Undistributed    Shareholders'
                                   Shares        Par Value    in Mortgages     Capital         Net Income        Equity
                                 -----------     ---------    ------------   ------------    -------------    ------------
Balance, December 31, 1995        30,422,711     $ 304,227    $ 28,011,840   $ 90,960,911    $          --    $119,276,978

  Net income                              --            --              --             --       11,490,811      11,490,811
  Dividends of $0.38 per share            --            --              --             --      (11,490,811)    (11,490,811)
  Return of capital of $1.56
    per share                             --            --              --    (47,529,248)              --     (47,529,248)
  Adjustment to net unrealized
    gains on investment in
    mortgages                             --            --     (12,067,540)            --               --     (12,067,540)
                                 -----------     ---------    ------------   ------------    -------------    ------------
Balance, March 31, 1996           30,422,711     $ 304,227    $ 15,944,300   $ 43,431,663    $          --    $ 59,680,190
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  For the three months ended
                                                            March 31,
                                                      1996           1995
                                                  ------------   ------------
Cash flows from operating activities:
  Net income                                      $ 11,490,811   $  4,538,258
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred costs                     7,264          8,987
      Mortgage discount/premium amortization          (107,970)      (157,726)
      Gains/losses on mortgage dispositions         (9,692,244)    (1,578,864)
      Other operating activities                       (63,323)       (29,881)

      Changes in assets and liabilities:
        Decrease in receivables and other
          assets                                       497,859        525,692
        (Decrease) increase in accounts
          payable and accrued expenses                 (36,025)        58,024
                                                  ------------   ------------
      Net cash provided by operating
        activities                                   2,096,372      3,364,490
                                                  ------------   ------------
Cash flows from investing activities:
  Proceeds from mortgage dispositions               56,948,053     49,720,952
  Receipt of mortgage principal from
    scheduled payments                                 171,695        301,889
  Decrease in deferred costs                            13,039         16,463
  Annual return from investment in limited
    partnerships                                        63,323         63,323
                                                  ------------   ------------
      Net cash provided by investing
        activities                                  57,196,110     50,102,627
                                                  ------------   ------------
Cash flows from financing activities:
  Dividends and return of capital paid to
    shareholders                                   (59,020,059)   (52,935,517)
                                                  ------------   ------------
      Net cash used in financing activities        (59,020,059)   (52,935,517)
                                                  ------------   ------------
Net increase in cash and cash equivalents              272,423        531,600
Cash and cash equivalents, beginning of
  period                                             3,740,437      3,294,161
                                                  ------------   ------------
Cash and cash equivalents, end of period          $  4,012,860   $  3,825,761
                                                  ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



1.   Organization

     CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which owns United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages). The Liquidating Company was created in November 1989 in connection with the merger (the Merger) of three funds which owned Government Insured Multifamily Mortgages (the CRIIMI Funds), all of which were sponsored by C.R.I., Inc. (CRI).

     The Liquidating Company is governed by a board of directors (the Board of Directors) which includes the two shareholders of CRI. The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser (1) manages the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (2) conducts the day-to-day operations of the Liquidating Company. The Adviser receives fees in connection with the administration and operation of the Liquidating Company. The Adviser also formerly acted in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE), a REIT which owns 57% of the Liquidating Company's outstanding common stock. However, effective June 30, 1995, CRIIMI MAE became a self-administered, full service mortgage company and, as a result, the Adviser no longer advises CRIIMI MAE.

     The Liquidating Company intends to dispose of its existing Government Insured Multifamily Mortgages by the end of 1997 through an orderly liquidation as described in a business plan (the Business Plan) which was approved by the Liquidating Company's Board of Directors. The Business Plan is updated for movements in interest rates and assumes that the portfolio will be liquidated through a combination of defaults on or prepayments of (collectively, Involuntary Dispositions) and sales of (Voluntary Dispositions) Government Insured Multifamily Mortgages.

     As discussed further in Note 5, during the three months ended March 31, 1996, in accordance with the Business Plan, the Liquidating Company sold 11 mortgage investments, representing approximately 52% of the tax basis carrying value of the portfolio as of December 31, 1995. The Business Plan assumes 6% of the December 31, 1995 tax basis carrying value will be disposed of through Involuntary Dispositions in both 1996 and 1997 with the remaining mortgage investments being disposed of through Voluntary Dispositions during 1997.

     Although the Liquidating Company expects to profitably dispose of its Government Insured Multifamily Mortgages, there can be no assurance as to when any Government Insured Multifamily Mortgage will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition.

2.   Basis of Presentation

     In the opinion of the Adviser, the accompanying unaudited financial statements of the Liquidating Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Liquidating Company as of March 31, 1996 and December 31, 1995, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


2.   Basis of Presentation - Continued

rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Adviser believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Liquidating Company's Annual Report filed on Form 10-K for the year ended December 31, 1995.

3.   Summary of Significant Accounting Policies

Reclassification
- ----------------
     Certain amounts in the income statement and the statement of cash flows for the three months ended March 31, 1995 have been reclassified to conform to the 1996 presentation.

4.   Transactions with Related Parties

     Below is a summary of the amounts paid or accrued to related parties during the three months ended March 31, 1996 and 1995.

                                         For the three months ended
                                                   March 31,
                                             1996             1995
                                         ------------     ------------
Adviser:
- -------
Annual fee                               $    171,116(c)  $    129,874(c)
Incentive fee                                 568,638(a)            --
                                         ------------     ------------
    Total                                $    739,754     $    129,874
                                         ============     ============
Expense reimbursement (b)(d):

CRI                                      $         --     $     69,421
CRIIMI MAE Management, Inc.                    53,161               --
                                         ------------     ------------
                                         $     53,161     $     69,421
                                         ============     ============

(a) Included as a component of net gains from mortgage dispositions on the accompanying statements of income.
(b) Included as general and administrative expenses on the accompanying statements of income.
(c) As a result of reaching certain specified performance goals during the three months ended March 31, 1996 and 1995, the Liquidating Company paid deferred annual fees during the three months ended March 31, 1996 and 1995 of $108,809 and $28,467, respectively. The amount paid for the three months ended March 31, 1996 included $86,739 paid for the last three quarters of 1995.
(d) Effective June 30, 1995, pursuant to a reimbursement agreement between CRIIMI MAE and the Adviser, the reimbursements previously paid to CRI in connection with services provided by the Adviser, are paid to CRIIMI MAE
     Management, Inc., an affiliate of CRIIMI MAE.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



5.   Investment in Mortgages

     As of March 31, 1996 and December 31, 1995, the Liquidating Company owned
11 and 22 mortgage investments, respectively. As of March 31, 1996, these mortgage investments have a weighted average net coupon rate of approximately
7.4%, a weighted average net effective interest rate of approximately 11.3% and a weighted average remaining term based on amortized cost of approximately 26 years. This compares to a weighted average net coupon rate of approximately
7.7%, a weighted average net effective interest rate of approximately 10.7% and a weighted average remaining term based on amortized cost of approximately 27 years as of December 31, 1995.

     In accordance with Statement of Financial Accounting Standards No. 115
"Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), the Liquidating Company's Investment in Mortgages is recorded at fair value, as estimated below, as of March 31, 1996 and December 31, 1995. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating
Company's mortgage investments and is reported as a separate component of shareholders' equity.

     The fair value of the mortgage investments is based on quoted market prices.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



                                        As of March 31, 1996              As of December 31, 1995
                                     Amortized         Fair              Amortized         Fair
                                       Cost            Value               Cost            Value
                                   ------------     ------------       ------------     ------------
Investment in mortgages            $ 39,353,830     $ 55,298,130       $ 86,673,364     $114,685,204
                                   ============     ============       ============     ============

     As previously stated, during the three months ended March 31, 1996, the Liquidating Company disposed of 11 mortgage investments with an aggregate amortized cost of approximately $47 million, which constituted approximately 52% of the December 31, 1995 tax basis portfolio balance. The 11 dispositions resulted in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million.

6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income

     On an annual basis, the Liquidating Company expects to distribute to its shareholders virtually all of its tax basis income.

     Reconciliations of the financial statement net income to the tax basis income for the three months ended March 31, 1996 and 1995 are as follows:


                                             For the three months ended
                                                       March 31,
                                                 1996           1995
                                             ------------   ------------
Financial Statement net income               $ 11,490,811   $  4,538,258

Adjustments:
  Nondeductible expense:
    Amortization of deferred costs                  4,957          6,724
  Additional income (loss) due to basis
    differences:
    Mortgage dispositions                       4,790,004      7,877,249
    Reamortization of mortgages                     8,367         49,027
    Loss from investment in
      limited partnerships                        (73,872)       (43,251)
                                             ------------   ------------

Tax basis income                             $ 16,220,267   $ 12,428,007
                                             ============   ============

Tax basis income per share                   $       0.53   $       0.41
                                             ============   ============

     Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the Merger.

7.   Dividends to Shareholders

     For the three months ended March 31, 1996, dividends of $1.94 per share were paid to shareholders. The composition of the dividend shown below remains subject to year-end adjustment:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

7.   Dividends to Shareholders - Continued

                      Non-taxable      Capital     Ordinary
                       Dividend         Gain        Income       Total         Record Date
                      -----------      -------     --------     -------     ------------------
Quarter ended
   March 31, 1996     $      1.41      $  0.47     $   0.06     $  1.94     March 18, 1996
                      ===========      =======     ========     =======

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------
     CRI Liquidating REIT, Inc. (the Liquidating Company), formed in November 1989, is a finite-life, self-liquidating real estate investment trust (REIT) which owns United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages). Pursuant to its business plan (the Business Plan), which was approved by the board of directors (the Board of Directors), the Liquidating Company intends to dispose of its existing investments by the end of 1997 and does not intend to acquire any additional mortgage investments. The Liquidating Company's shares trade on the New York Stock Exchange under the trading symbol CFR.

     The Board of Directors includes the two shareholders of C.R.I., Inc. (CRI). The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser (i) manages the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (ii) conducts the day-to-day operations of the Liquidating Company. The Adviser receives fees in connection with the administration and operation of the Liquidating Company. The Adviser also formerly acted in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE), a REIT which owns approximately 57% of the Liquidating Company's outstanding common stock. However, effective June 30, 1995, CRIIMI MAE became a self-administered full service mortgage company and, as a result, the Adviser no longer advises CRIIMI MAE.

Business Plan
- -------------
     Pursuant to the Business Plan, the Liquidating Company intends to dispose of its existing Government Insured Multifamily Mortgages by the end of 1997 through an orderly liquidation. The Business Plan is updated for movements in interest rates and assumes that the portfolio will be liquidated through a combination of defaults on, or prepayments of (collectively, Involuntary Dispositions) and sales of (Voluntary Dispositions) Government Insured Multifamily Mortgages.

     During the three months ended March 31, 1996, the Liquidating Company disposed of 11 mortgage investments which constituted approximately 52% of the December 31, 1995 tax basis carrying value. The dispositions generated net proceeds of approximately $57 million and resulted in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. The Business Plan assumes 6% of the December 31, 1995 tax basis carrying value will be disposed of through Involuntary Dispositions in both 1996 and 1997 with the remaining mortgage investments being disposed of through Voluntary Dispositions during 1997.

     Although the Liquidating Company expects to profitably dispose of its Government Insured Multifamily Mortgages, there can be no assurance as to when any Government Insured Multifamily Mortgage will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition. The determination of whether and when to dispose of a particular Government Insured Multifamily Mortgage will be made by considering a variety of factors, including, without limitation, the market conditions at that time.

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

     Based on the assumptions used in the Business Plan, including the assumptions that the interest rate environment as of March 31, 1996 will be maintained over the remaining term of the Business Plan, the Liquidating Company expects that an investment in the Liquidating Company shares made on December 1, 1993, at a price of $9.00 per share would achieve a total return over the term of the Business Plan of approximately 4.8%. Based on the foregoing assumptions, including the assumption that the current interest rate environment will be maintained over the remaining term of the Business Plan, the Liquidating Company expects an investment in the Liquidating Company shares made on March 29, 1996 at a price of $3.75 per share would achieve a total return over the remaining term of the Business Plan of approximately 13.0%.

Results of Operations
- ---------------------
1996 Versus 1995
- ----------------
     For the three months ended March 31, 1996, total income decreased by $1.2 million or 36% to $2.1 million from $3.3 million for the corresponding period in 1995. This decrease was due primarily to a reduction in mortgage investment income, as discussed below.

     Mortgage investment income decreased by $1.1 million or 44% to $1.5 million for the three months ended March 31, 1996 from $2.6 million for the corresponding period in 1995. This decrease was principally the result of a reduction in the mortgage base resulting from the disposition of mortgage investments during 1995 and 1996. It is not anticipated that the nature of income from mortgage investments resulting from fixed payments of principal and interest or the expenses related to the ordinary administration of such mortgage investments will differ materially in future periods. However, mortgage dispositions will reduce the recurring mortgage income in future periods.

     Total expenses remained substantially unchanged for the three months ended March 31, 1996 as compared to the corresponding period in 1995. Although general and administrative expenses and mortgage servicing fees decreased, these decreases were partially offset by an increase in the annual fee paid to the Adviser, as discussed below.

     General and administrative expenses decreased by approximately $34,000 or 22% to approximately $121,000 for the three months ended March 31, 1996 from approximately $154,000 for the corresponding period in 1995. This decrease was primarily the result of a reduction in payroll and related expenses and professional fees resulting from a reduction in the mortgage base during 1995 and 1996, as discussed above.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

     The annual fee to related party increased by approximately $41,000 or 32% to approximately $171,000 for the three months ended March 31, 1996 from approximately $130,000 for the corresponding period in 1995. This increase was primarily the result of achieving the carryover CRIIMI I target yield during the three months ended March 31, 1996 which resulted in the payment of deferred management fees for the first quarter of 1996 and the last three quarters of 1995. Partially offsetting the increase in the payment of deferred annual fees, was a decrease in the base component of the annual fee due to the reduction in the Liquidating Company's mortgage base, as the Liquidating Company effects the Business Plan to liquidate by 1997.

     Mortgage servicing fees decreased by approximately $8,000 or 46% to approximately $9,000 for the three months ended March 31, 1996 from approximately $18,000 for the corresponding period in 1995 due to the reduction in the Liquidating Company's mortgage base.

     Net gains on mortgage dispositions increased by $8.1 million to $9.7 million for the three months ended March 31, 1996 from $1.6 million for the corresponding period in 1995. The gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. The proceeds realized from the disposition of a mortgage investment are based on the net coupon rates of the specific mortgage investments disposed of in relation to prevailing long-term interest rates at the date of disposition. The increase in gains from mortgage dispositions was primarily due to the sale of 11 mortgage investments with a weighted average net coupon rate of approximately 8.2% in 1996, which resulted in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. This compares to the disposition of 21 mortgage investments with a weighted average net coupon rate of approximately 7.1% during the corresponding period in 1995, which generated net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.

Liquidity
- ---------
     The Liquidating Company closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operations and to continue to qualify as a REIT. The Liquidating Company's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from the disposition of, mortgage investments held by the Liquidating Company, plus cash receipts from interest on temporary investments were sufficient for the three months ended March 31, 1996 and 1995 to meet operating, investing and financing cash requirements. It is anticipated that cash receipts will be sufficient in future periods to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of
dividends to the shareholders.   Because the Liquidating Company is a
liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the three months ended March 31, 1996 and 1995, the Liquidating Company paid dividends of $1.94 and $1.74 per share, respectively, of which approximately $1.56 and $1.59 per share, respectively, represented return of capital for financial statement purposes. For tax purposes, the portion representing a non-taxable dividend for the three months ended March 31, 1996 and 1995 was approximately $1.41 and $1.33, respectively. As of March 31, 1996, there were no commitments for capital expenditures.

     Although the mortgage investments yield a fixed monthly mortgage payment once purchased, the cash dividends paid to shareholders may vary during each period due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

dispositions, (3) variations in the cash flow received from the Participations, and (4) changes in the Liquidating Company's operating expenses. Mortgage dispositions may increase the return to shareholders for a period, although neither the timing nor the amount can be predicted.

     Decreases in market interest rates could result in the prepayment of certain mortgage investments. Although decreases in interest rates could increase prepayment levels of mortgages on single-family dwellings, the Liquidating Company's experience with mortgages on multifamily dwellings has been that decreases in interest rates do not necessarily result in increased levels of prepayments primarily due to lockouts (i.e., prepayment prohibitions), prepayment penalties on existing financing or difficulties in obtaining refinancing. Decreases in occupancy levels, rental rates or value of any property underlying a mortgage investment may result in the mortgagor being unable or unwilling to make required payments on the mortgage and thereby defaulting. Whether by prepayment, sale or assignment, the proceeds of a disposition of a mortgage investment acquired at a discount are expected to exceed the carrying amount of the mortgage for financial statement purposes, while the proceeds from the disposition of a mortgage investment acquired at par, near par or at a premium may be slightly less than, the same as or slightly more than, the financial statement carrying amount of the mortgage. However, the proceeds of any mortgage disposition, based on current information, including the current interest rate environment, is expected to exceed the carrying amount of the mortgage on a tax basis and, therefore, result in a tax gain.

     Changes in interest rates may affect the proceeds received through Voluntary Dispositions by increasing the value of the portfolio in the event of decreases in Treasury Rates or decreasing the value of the portfolio in the event of increases in Treasury Rates (assuming the interest rate differential between Treasury Rates and the yields on Government Insured Multifamily Mortgages remains constant).

Borrowing Policy
- ----------------
     Subject to customary business considerations, there is no specific limitation on the maximum amount of debt that the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness.

Cash Flow
- ---------
     Net cash provided by operating activities decreased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily as a result of a decrease in mortgage investment income due to the reduction in the mortgage base, as previously discussed.

     Net cash provided by investing activities increased for 1996 as compared to the corresponding period in 1995. This increase was principally due to an increase in proceeds from mortgage dispositions from approximately $49.7 million for the three months ended March 31, 1995 to approximately $56.9 million for the corresponding period in 1996.

     Net cash used in financing activities increased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due to an increase in dividends paid to shareholders as a result of the increase in proceeds from mortgage dispositions and the reduction in the mortgage base.

PART II.    OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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


May 3, 1996                         /s/ Cynthia O. Azzara
- -----------------------             -------------------------
DATE                                Cynthia O. Azzara
                                    Senior Vice President,
                                      Principal Accounting
                                      Officer and Chief
                                      Financial Officer

PAGE>18

The Quarterly Report to the Securities and Exchange Commission on Form 10-Q is available to shareholders and may be obtained by writing:

Investor Services/CRI Liquidating REIT, Inc.
11200 Rockville Pike
Rockville, Maryland  20852

CRI Liquidating REIT, Inc. shares are traded on the New York Stock Exchange under the symbol CFR.