Form 10-Q
period 1996-06-30
CRI LIQUIDATING REIT INC
filed 1996-07-30
CIK 850143

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         June 30, 1996
                              -------------

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

          Class               Outstanding at July 30, 1996
- ----------------------------  -----------------------------
Common Stock, $.01 par value                 30,422,711

                           CRI LIQUIDATING REIT, INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996


                                                         Page
                                                         ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited)
            and December 31, 1995 . . . . . . . . . . .     3

          Statements of Income - for the three
            and six months ended June 30, 1996
            and 1995 (unaudited)  . . . . . . . . . . .     4

          Statement of Changes in Shareholders'
            Equity - for the six months ended
            June 30, 1996 (unaudited) . . . . . . . . .     5

          Statements of Cash Flows - for the six months
            ended June 30, 1996 and 1995
            (unaudited) . . . . . . . . . . . . . . . .     6

          Notes to Financial Statements (unaudited) . .     7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .    14

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    20

Signature   . . . . . . . . . . . . . . . . . . . . . .    21

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.

                                 BALANCE SHEETS

                                                   June 30,     December 31,
                                                     1996           1995
                                                -------------  --------------
                                                 (unaudited)
                                     ASSETS

Investment in mortgages, at fair value          $ 54,022,259   $114,685,204

Cash and cash equivalents                          3,922,040      3,740,437

Receivables and other assets                         589,220      1,085,930
                                                ------------   ------------
        Total assets                            $ 58,533,519   $119,511,571
                                                ============   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses         $    239,478   $    234,593
                                                ------------   ------------
Commitments and contingencies

Shareholders' equity:
  Common stock                                       304,227        304,227
  Net unrealized gains on investment
    in mortgages                                  14,733,970     28,011,840
  Additional paid-in capital                      43,255,844     90,960,911
                                                ------------   ------------
        Total shareholders' equity                58,294,041    119,276,978
                                                ------------   ------------
        Total liabilities and
          shareholders' equity                  $ 58,533,519   $119,511,571
                                                ============   ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                                     CRI LIQUIDATING REIT, INC.
                                                        STATEMENTS OF INCOME
                                                             (unaudited)

                                         For the three months ended June 30,      For the six months ended June 30,
                                             1996                   1995              1996                1995
                                         ------------           ------------      -------------       -------------
Income:
  Mortgage investment income             $  1,121,682           $  2,355,641      $   2,579,016       $  4,942,166
  Other investment income                     120,710                100,475            770,645            784,270
                                         ------------           ------------      -------------       ------------
                                            1,242,392              2,456,116          3,349,661          5,726,436
                                         ------------           ------------      -------------       ------------
Expenses:
  Annual fee to related party                  69,919                 94,958            241,035            224,832
  General and administrative                  115,529                103,629            236,373            258,100
  Mortgage servicing fees                       9,449                 17,541             18,927             35,135
  Amortization of deferred costs                6,405                  9,086             13,669             18,073
                                         ------------           ------------      -------------       ------------
                                              201,302                225,214            510,004            536,140
                                         ------------           ------------      -------------       ------------
Income before mortgage dispositions         1,041,090              2,230,902          2,839,657          5,190,296

Mortgage dispositions:
  Gains                                            --                     --          9,692,244          1,752,243
  Losses                                           --                     --                 --           (173,379)
                                         ------------           ------------      -------------       ------------
Net income                               $  1,041,090           $  2,230,902      $  12,531,901       $  6,769,160
                                         ============           ============      =============       ============
Net income per share                     $       0.03           $       0.07      $        0.41       $       0.22
                                         ============           ============      =============       ============
Weighted average shares outstanding        30,422,711             30,422,711         30,422,711         30,422,711
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                          CRI LIQUIDATING REIT, INC.
                                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                    For the six months ended June 30, 1996

                                                   (unaudited)

                                                                   Net
                                                                Unrealized
                                                                 Gains on       Additional                          Total
                                        Common Stock            Investment       Paid-In       Undistributed     Shareholders'
                                    Shares       Par Value     in Mortgages      Capital         Net Income         Equity
                                  -----------    ---------     ------------    ------------    -------------     ------------
Balance, December 31, 1995         30,422,711    $ 304,227     $ 28,011,840    $ 90,960,911    $          --     $119,276,978

  Net income                               --           --               --              --       12,531,901       12,531,901
  Dividends of $.41 per share              --           --               --              --      (12,531,901)     (12,531,901)
  Return of capital of $1.57
    per share                              --           --               --     (47,705,067)              --      (47,705,067)
  Adjustment to net unrealized
    gains on investment in
    mortgages                              --           --      (13,277,870)             --               --      (13,277,870)
                                  -----------    ---------     ------------    ------------    -------------     ------------
Balance, June 30, 1996             30,422,711    $ 304,227     $ 14,733,970    $ 43,255,844    $          --     $ 58,294,041
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      For the six months ended
                                                              June 30,
                                                        1996           1995
                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                        $ 12,531,901   $  6,769,160
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred costs                      13,669         18,073
      Mortgage discount/premium amortization            (217,362)      (317,565)
      Gains/losses on mortgage dispositions           (9,692,244)    (1,578,864)
      Other operating activities                        (126,645)       (59,763)

      Changes in assets and liabilities:
        Decrease in receivables and other
          assets                                         470,184        472,864
        Increase (decrease) in accounts
          payable and accrued expenses                     4,885         (2,477)
                                                    ------------   ------------
      Net cash provided by operating
        activities                                     2,984,388      5,301,428
                                                    ------------   ------------
Cash flows from investing activities:
  Proceeds from mortgage dispositions                 56,948,053     49,720,952
  Receipt of mortgage principal from
    scheduled payments                                   346,628        609,709
  Decrease in deferred costs                              12,857         16,463
  Annual return from investment in limited
    partnerships                                         126,645        126,645
                                                    ------------   ------------
      Net cash provided by investing
        activities                                    57,434,183     50,473,769
                                                    ------------   ------------
Cash flows from financing activities:
  Dividends and return of capital paid to
    shareholders                                     (60,236,968)   (55,369,334)
                                                    ------------   ------------
      Net cash used in financing activities          (60,236,968)   (55,369,334)
                                                    ------------   ------------
Net increase in cash and cash equivalents                181,603        405,863
Cash and cash equivalents, beginning of
  period                                               3,740,437      3,294,161

                                                    ------------   ------------
Cash and cash equivalents, end of period            $  3,922,040   $  3,700,024
                                                    ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



1.   Organization

     CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which owns United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages). The Liquidating Company was created in November 1989 in connection with the merger of three funds which owned Government Insured Multifamily Mortgages, all of which were sponsored by C.R.I., Inc. (CRI).

     The Liquidating Company is governed by a board of directors (the Board of Directors) which includes the two shareholders of CRI. The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser (1) manages the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (2) conducts the day-to-day operations of the Liquidating Company. The Adviser receives fees in connection with the administration and operation of the Liquidating Company. The Adviser also formerly acted in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE), a REIT which owns 57% of the Liquidating Company's outstanding common stock. However, effective June 30, 1995, CRIIMI MAE became a self-administered, full service commercial mortgage company and, as a result, the Adviser no longer advises CRIIMI MAE.

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

     As discussed further in Note 5, during the six months ended June 30, 1996, in accordance with the Business Plan, the Liquidating Company sold 11 mortgage investments, representing approximately 52% of the tax basis carrying value of the portfolio as of December 31, 1995. The Business Plan assumes the remaining mortgage investments will be disposed of through Voluntary Dispositions during 1997.

     Although the Liquidating Company expects to profitably dispose of its Government Insured Multifamily Mortgages, there can be no assurance as to when any Government Insured Multifamily Mortgage will be disposed of by the Liquidating Company or the amount of proceeds the Liquidating Company would receive from any such disposition.

2.   Basis of Presentation

     In the opinion of the Adviser, the accompanying unaudited financial statements of the Liquidating Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Liquidating Company as of June 30, 1996 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

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

3.   Summary of Significant Accounting Policies

Reclassification
- ----------------
     Certain amounts in the statements of income for the three and six months ended June 30, 1995 and the statement of cash flows for the six months ended June 30, 1995 have been reclassified to conform to the 1996 presentation.

4.   Transactions with Related Parties

     Below is a summary of the amounts paid or accrued to related parties during the three and six months ended June 30, 1996 and 1995.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

4.   Transactions with Related Parties - Continued

                                    For the three months ended June 30,       For the six months ended June 30,
                                       1996                   1995              1996                  1995
                                   ------------           ------------      ------------           -----------
Adviser:
- -------
Annual fee                               69,919(c)        $     94,958(c)   $    241,035(c)        $    224,832(c)
Incentive fee                                --                     --           568,638(a)                  --
                                   ------------           ------------      ------------           ------------
Total                              $     69,919           $     94,958      $    809,673           $    224,832
                                   ============           ============      ============           ============

Expense reimbursement (b)(d):
CRI                                $         --           $     42,165      $         --           $    111,586
CRIIMI MAE Management, Inc.              47,990                     --           101,151                     --
                                   ------------           ------------      ------------           ------------
                                   $     47,990           $     42,165      $    101,151           $    111,586
                                   ============           ============      ============           ============

(a)  Included as a component of gains from mortgage dispositions on the accompanying statement of income.
(b)  Included as general and administrative expenses on the accompanying statements of income.
(c)  As a result of reaching certain specified performance goals during the second quarter of 1996, the Liquidating Company paid
     deferred annual fees of $19,721 during the three months ended June 30, 1996.   The Liquidating Company paid deferred annual
     fees of $128,530 and $28,467, during the six months ended June 30, 1996 and 1995, respectively.  The amount paid for the six months ended June 30, 1996 included $86,739 paid for the last three quarters of 1995.  No deferred annual fees were paid during the three months ended June 30, 1995.
(d)  Effective June 30, 1995, pursuant to a reimbursement agreement between CRIIMI MAE and the Adviser, the reimbursements previously paid to CRI in connection with services provided by the Adviser are paid to CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE.


                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



5.   Investment in Mortgages

     As of June 30, 1996 and December 31, 1995, the Liquidating Company owned 11 and 22 mortgage investments, respectively. As of June 30, 1996, these mortgage investments have a weighted average net coupon rate of approximately 7.4%, a weighted average net effective interest rate of approximately 11.3% and a weighted average remaining term based on amortized cost of approximately 26 years. This compares to a weighted average net coupon rate of approximately
7.7%, a weighted average net effective interest rate of approximately 10.7% and a weighted average remaining term based on amortized cost of approximately 27 years as of December 31, 1995.

     In accordance with Statement of Financial Accounting Standards No. 115
"Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), the Liquidating Company's investment in mortgages is recorded at fair value, as estimated below, as of June 30, 1996 and December 31, 1995. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating
Company's mortgage investments and is reported as a separate component of shareholders' equity.

     The fair value of the mortgage investments is based on quoted market prices.


                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

5.     Investment in Mortgages - Continued




                                        As of June 30, 1996                As of December 31, 1995
                                     Amortized           Fair              Amortized        Fair
                                       Cost              Value              Cost            Value
                                   ------------       ------------       ------------    ------------
Investment in mortgages            $ 39,288,289       $ 54,022,259       $ 86,673,364    $114,685,204
                                   ============       ============       ============    ============

     As previously stated, during the six months ended June 30, 1996, the Liquidating Company disposed of 11 mortgage investments with an aggregate amortized cost of approximately $47 million, which constituted approximately 52% of the December 31, 1995 tax basis portfolio balance. The 11 dispositions resulted in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million.

6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income

     On an annual basis, the Liquidating Company expects to distribute to its shareholders virtually all of its tax basis income.

     Reconciliations of the financial statement net income to the tax basis income for the three and six months ended June 30, 1996 and 1995 are as follows:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income - Continued


                                            For the three months ended           For the six months ended
                                                     June 30,                             June 30,
                                               1996             1995                 1996              1995
                                            -----------        -----------       ------------      ------------
Financial statement net income              $ 1,041,090        $ 2,230,902       $ 12,531,901      $  6,769,160

Adjustments:
  Nondeductible expense:
    Amortization of deferred costs                4,097              6,778              9,054            13,502
  Additional income (loss) due to
    basis differences:
    Mortgage dispositions                            --                 --          4,790,004         7,877,249
    Reamortization of mortgages                    (309)            34,288              8,058            83,315
    Loss from investment
       in limited partnerships                  (85,384)           (63,304)          (159,256)         (106,555)
                                            -----------        -----------       ------------      ------------
Tax basis income                            $   959,494        $ 2,208,664       $ 17,179,761      $ 14,636,671
                                            ===========        ===========       ============      ============
Tax basis income per share                  $      0.03        $      0.07       $       0.56      $       0.48
                                            ===========        ===========       ============      ============

     Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the Merger.

7.   Dividends to Shareholders

     For the six months ended June 30, 1996, dividends of $1.98 per share were paid to shareholders. The composition of the dividends shown below remains subject to year-end adjustment:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

7.   Dividends to Shareholders - Continued


                             Non-taxable       Capital     Ordinary
                              Dividend          Gain        Income        Total          Record Date
                             -----------       -------     --------      -------      ------------------
Quarter ended
   March 31, 1996            $      1.41       $  0.47     $   0.06      $  1.94      March 18, 1996

Quarter ended
  June 30, 1996              $      0.01       $    --     $   0.03      $  0.04      June 17, 1996
                             -----------       -------     --------      -------
Six months ended
  June 30, 1996              $      1.42       $  0.47     $   0.09      $  1.98
                             ===========       =======     ========      =======

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------
     CRI Liquidating REIT, Inc.'s (the Liquidating Company) Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Liquidating Company's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
- -------
     The Liquidating Company, formed in November 1989, is a finite-life, self-liquidating real estate investment trust (REIT) which owns United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages). Pursuant to its business plan (the Business Plan), which was approved by the board of directors (the Board of Directors), the Liquidating Company intends to dispose of its existing investments by the end of 1997 and does not intend to acquire any additional mortgage investments. The Liquidating Company's shares trade on the New York Stock Exchange under the trading symbol CFR.

     The Board of Directors includes the two shareholders of C.R.I., Inc. (CRI). The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser (i) manages the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (ii) conducts the day-to-day operations of the Liquidating Company. The Adviser receives fees in connection with the administration and operation of the Liquidating Company. The Adviser also formerly acted in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE), a REIT which owns approximately 57% of the Liquidating Company's outstanding common stock. However, effective June 30, 1995, CRIIMI MAE became a self-administered, full service commercial mortgage company and, as a result, the Adviser no longer advises CRIIMI MAE.

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

     During the six months ended June 30, 1996, the Liquidating Company disposed of 11 mortgage investments which constituted approximately 52% of the December 31, 1995 tax basis carrying value. The dispositions generated net proceeds of approximately $57 million and resulted in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. The Business Plan assumes the remaining mortgage investments will be disposed of through Voluntary Dispositions during 1997.

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

     Based on the assumptions used in the Business Plan, including the assumptions that the interest rate environment as of June 30, 1996 will be maintained over the remaining term of the Business Plan, the Liquidating Company expects that an investment in the Liquidating Company shares made on December 1, 1993, at a price of $9.00 per share would achieve a total return over the term of the Business Plan of approximately 4.6%. Based on the foregoing assumptions, including the assumption that the current interest rate environment will be maintained over the remaining term of the Business Plan, the Liquidating Company expects an investment in the Liquidating Company shares made on June 28, 1996 at a price of $1.875 per share would achieve a total return over the remaining term of the Business Plan of approximately 10.5%.

Results of Operations
- ---------------------
1996 Versus 1995
- ----------------
     Total income decreased by $1.2 million or 49% to $1.2 million for the three months ended June 30, 1996 from $2.5 million for the corresponding period in 1995. Total income decreased by $2.4 million or 42% to $3.3 million for the six months ended June 30, 1996 from $5.7 million for the corresponding period in 1995. These decreases were due primarily to a reduction in mortgage investment income, as discussed below.

     Mortgage investment income decreased by $1.2 million or 52% to $1.1 million for the three months ended June 30, 1996 from $2.4 million for the corresponding period in 1995. Mortgage investment income decreased by $2.4 million or 48% to $2.6 million for the six months ended June 30, 1996 from $4.9 million for the corresponding period in 1995. These decreases were principally the result of a reduction in the mortgage base resulting from the disposition of mortgage investments during the six months ended June 30, 1996 and during the year ended December 31, 1995. It is not anticipated that the nature of income from mortgage investments resulting from fixed payments of principal and interest or the expenses related to the ordinary administration of such mortgage investments will differ materially in future years. However, mortgage dispositions will reduce the recurring mortgage income in future periods.

     Total expenses decreased by approximately $24,000 or 11% to approximately $201,000 for the three months ended June 30, 1996 from approximately $225,000 for the corresponding period in 1995. This decrease was principally due to decreases in annual fees and mortgage servicing fees, partially offset by an increase in general and administrative expenses, as discussed below. Total expenses decreased by approximately $26,000 or 5% to approximately $510,000 for the six months ended June 30, 1996 from approximately $536,000 for the corresponding period in 1995. This decrease was primarily due to decreases in general and administrative expenses and mortgage servicing fees, partially offset by an increase in annual fees, as discussed below.

     General and administrative expenses increased by approximately $12,000 or 11% to approximately $116,000 for the three months ended June 30, 1996 from

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

approximately $104,000 for the corresponding period in 1995. This increase was primarily the result of timing differences for certain expenses, which were partially offset by a decrease in payroll and payroll-related expenses as a result of the decrease in the mortgage base, as discussed above. General and administrative expenses decreased by approximately $22,000 or 8% to approximately $236,000 for the six months ended June 30, 1996, as compared to approximately $258,000 for the corresponding period in 1995. This decrease was primarily the result of a decrease in payroll and payroll-related expenses as a result of the reduction in the mortgage base.

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

     Annual fees decreased by approximately $25,000 or 26% to approximately $70,000 for the three months ended June 30, 1996 from approximately $95,000 for the corresponding period in 1995. This decrease was primarily a result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the annual fees payable by the Liquidating Company. Partially offsetting this decrease was an increase in deferred annual fees as a result of the achievement of the carryover CRIIMI I target yield during the second quarter of 1996. The carryover CRIIMI I target yield was not achieved during the corresponding period in 1995. Annual fees increased by approximately $16,000 or 7% to approximately $241,000 for the six months ended June 30, 1996 from approximately $225,000 for the corresponding period of 1995. This increase was attributable to the achievement of the carryover CRIIMI I target yield during the first and second quarters of 1996, which resulted in the payment of deferred annual fees for the first half of 1996 and the last three quarters of 1995. The carryover CRIIMI I target yield was not achieved during the second quarter of 1995. Partially offsetting this increase was a decrease in the base component of the annual fee due to the reduction in the mortgage base, as discussed above.

     Mortgage servicing fees decreased by approximately $8,000 or 46% to approximately $9,000 for the three months ended June 30, 1996 from approximately $18,000 for the corresponding period in 1995. Mortgage servicing fees decreased by approximately $16,000 or 46% to approximately $19,000 for the six months ended June 30, 1996 from approximately $35,000 for the corresponding period in 1995. These decreases were principally due to the reduction in the Liquidating Company's mortgage base.

     Net gains on mortgage dispositions increased by $8.1 million or 514% to $9.7 million for the six months ended June 30, 1996 from $1.6 million for the corresponding period in 1995. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. The proceeds realized from the disposition of a mortgage investment are based on the net coupon rates of the specific mortgage investments disposed of in relation to prevailing long-term interest rates at the date of disposition. The increase in gains from mortgage dispositions was primarily due to the sale of 11 mortgage investments with a weighted average net coupon rate of approximately 8.2% during the six months ended June 30, 1996, which resulted in financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. This compares to the

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

disposition of 21 mortgage investments with a weighted average net coupon rate of approximately 7.1% during the corresponding period in 1995, which generated net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.

Liquidity
- ---------
     The Liquidating Company closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operations and to continue to qualify as a REIT. The Liquidating Company's cash receipts, which are derived from scheduled payments of outstanding principal of and interest on, and proceeds from the disposition of, mortgage investments held by the Liquidating Company, plus cash receipts from interest on temporary investments and cash received from the Liquidating Company's participations, were sufficient for the six months ended June 30, 1996 and 1995 to meet operating, investing, and financing cash requirements. It is anticipated that cash receipts will be sufficient in future periods to meet similar cash requirements. Cash flow was also sufficient to provide for the payment of
dividends to the shareholders.   Because the Liquidating Company is a
liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the six months ended June 30, 1996 and 1995, the Liquidating Company paid dividends of $1.98 and $1.82 per share, respectively, of which approximately $1.42 and $1.33 per share, respectively, were declared as non-taxable dividends to shareholders for tax purposes, subject to year-end adjustment. As of June 30, 1996, there were no commitments for capital expenditures.

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

     Changes in interest rates may affect the proceeds received through Voluntary Dispositions by increasing the value of the portfolio in the event of

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

decreases in interest rates or decreasing the value of the portfolio in the event of increases in interest rates (assuming the interest rate differential between interest rates and the yields on Government Insured Multifamily Mortgages remains constant).

Borrowing Policy
- ----------------
     Subject to customary business considerations, there is no specific limitation on the maximum amount of debt that the Liquidating Company may incur. The Liquidating Company does not intend to incur any indebtedness.

Cash Flow
- ---------
     Net cash provided by operating activities decreased for the six months ended June 30, 1996 as compared to the corresponding period in 1995 primarily as a result of a decrease in mortgage investment income due to the reduction in the mortgage base, as previously discussed.

     Net cash provided by investing activities increased for the six months ended June 30, 1996 as compared to the corresponding period in 1995. This increase was principally due to an increase in proceeds from mortgage dispositions to approximately $56.9 million for the six months ended June 30, 1996 from approximately $49.7 million for the corresponding period in 1995.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

     Net cash used in financing activities increased for the six months ended June 30, 1996 as compared to the corresponding period in 1995 due to an increase in dividends paid to shareholders as a result of the increase in proceeds from mortgage dispositions.

PART II.    OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

     The exhibits filed as part of this report are listed below:

     Exhibit Number            Description
     --------------           -------------

           27            Financial Data Schedule

                                    SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CRI LIQUIDATING REIT, INC.


July 30, 1996                       /s/ Cynthia O. Azzara
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