Form 10-K
period 1996-12-31
CRI LIQUIDATING REIT INC
filed 1997-02-19
CIK 850143

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 7, 1997, 30,422,711 shares of common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------------------------------------

     Form 10-K Parts                     Document
     ----------------                    ---------

  I, II, III and IV           1996 Annual Report to Shareholders

                           CRI LIQUIDATING REIT, INC.

                         1996 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                         Page
                                                         ----

Item 1.   Business  . . . . . . . . . . . . . . . . . .     4
Item 2.   Properties  . . . . . . . . . . . . . . . . .     4
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     4
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . .     4

                                     PART II
                                     -------
Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters . . . . . .     5
Item 6.   Selected Financial Data . . . . . . . . . . .     5
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .     5
Item 8.   Financial Statements and Supplementary Data .     5
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .     5

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . .     6
Item 11.  Executive Compensation  . . . . . . . . . . .     8
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .     9
Item 13.  Certain Relationships and Related Transactions   10

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . .    11

Signatures  . . . . . . . . . . . . . . . . . . . . . .    14

Cross Reference Sheet . . . . . . . . . . . . . . . . .    16

Exhibit Index . . . . . . . . . . . . . . . . . . . . .    17

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

Employees
---------
     The Liquidating Company has no employees. Services are performed for the Liquidating Company by CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) and agents retained by it. As discussed in Note 3 of the notes to the financial statements, the Adviser has entered into a reimbursement agreement (the Reimbursement Agreement) with an affiliate of CRIIMI MAE Inc. (CRIIMI MAE), a self-managed, full service commercial mortgage company which owns approximately 57% of the outstanding common stock of the Liquidating Company. Pursuant to the Reimbursement Agreement, the employees of CRIIMI MAE Management, Inc. (CRIIMI Management) perform certain functions on behalf of the Adviser under the advisory agreement. Neither CRIIMI Management nor CRIIMI MAE receive advisory fees under the advisory agreement. However, CRIIMI Management is reimbursed, at cost, for its employees' time and expenses pursuant to the Reimbursement Agreement.

ITEM 2.   PROPERTIES

     The Liquidating Company maintains its corporate offices at 11200 Rockville Pike, Rockville, Maryland.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1996.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

     (a), (b) and (c)     The information required in these sections is included
                          in Selected Financial Data on pages 19 through 21 of the 1996 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     Reference is made to Selected Financial Data on pages 19 through 21 of the 1996 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 26 of the 1996 Annual Report to Shareholders, which section is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pages 28 through 44 of the 1996 Annual Report to Shareholders for the financial statements of the Liquidating Company, which are incorporated herein by reference. See also Item 14 of this report for information concerning financial statements and financial statement schedules.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a), (b), (c) and (e)

DIRECTORS

     Members of the Corporation's Board serve staggered three-year terms.


 Class I Directors
---------------------
                                                                       Year Term
        Name                   Principal Occupation            Age      Expires
---------------------      -----------------------------      -----    ---------
H. William Willoughby      Director and Secretary of the        50        1999
                           Corporation and of CRIIMI MAE
                           since 1989; President of the
                           Corporation and of CRIIMI MAE
                           since 1990; Director and share-
                           holder of C.R.I, Inc. ("CRI")
                           an affiliate of the
                           Corporation's adviser, since
                           1974;  Secretary of CRI from
                           1974 to 1990 and President of
                           CRI since 1990.

Garrett G. Carlson, Sr.*   Director of the Corporation and      60        1999
                           of CRIIMI MAE since 1989;
                           Chairman of the Board of SCA
                           Realty Holdings, Inc. since
                           1985; President of Can-
                           American Realty Corp. and
                           Canadian Financial Corp. since
                           1979 and 1974, respectively;
                           Vice Chairman of Shelter
                           Development Corporation Ltd.
                           since 1983 and President of
                           Garrett Real Estate Development
                           since 1982.

Class II Directors
------------------
       Name
------------------
 Robert F. Tardio*         Director of the Corporation and      67        1997
                           of CRIIMI MAE since 1989; Chair-
                           man of the Tardio Corporation
                           from 1986 to 1995;  Chairman
                           of the Board and Chief Executive
                           Officer of Sovran Bank/Maryland
                           from April 1986 to June 1986;
                           Chairman of the Board and Chief
                           Executive Officer of Suburban
                           Bancorp and Suburban Bank,
                           Bethesda, MD, from 1979 to 1986;
                           Independent Financial Consultant
                           from 1986 to present; Washington
                           Mutual Investors Fund
                           (Advisory Board), AW Industries
                           and Chairman of the Washington


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
            Continued

                           Metropolitan Airports Authority.

 Class II Directors
---------------------
                                                                       Year Term
        Name                   Principal Occupation            Age      Expires
---------------------      -----------------------------      -----    ---------
Larry H. Dale*             Director of the Corporation and      51        1997
                           of CRIIMI MAE since January 1996;
                           Senior Adviser, Housing Investment
                           Fund, Federal National Mortgage
                           Association ("Fannie Mae");
                           Executive Director of Fannie
                           Mae's National Housing Impact
                           Division from 1993 to 1995;
                           Senior Vice President-marketing
                           and mortgage-backed securities
                           and Senior Vice President-
                           multifamily finance and housing
                           initiatives for Fannie Mae from
                           1987 and 1993; Vice President
                           with Newman and Associates from
                           1984 to 1987; President of Mid
                           City Financial Corporation from
                           1981 to 1983;  with HUD from
                           1971 to 1981, serving as a
                           deputy to the assistant secretary
                           for Housing/FHA Commissioner from
                           1979 to 1981.

Class III Directors
-------------------
       Name
-------------------
William B. Dockser         Chairman of the Board of the         60        1998
                           Corporation and of CRIIMI MAE
                           since 1989; Chairman of the Board
                           and shareholder of CRI since 1974.

G. Richard Dunnells*       Director of the Corporation          59        1998
                           and of CRIIMI MAE since 1991;
                           Partner in the Washington, D.C.
                           office and Director of the law
                           firm of Holland & Knight since
                           January 1994; Chairman of the
                           Washington, D.C. law firm of
                           Dunnells & Duvall from 1989 to
                           1993; Senior Partner of such law
                           firm from 1973 to 1993; Special
                           Assistant to the Under-Secretary
                           and Deputy Assistant Secretary for
                           Housing and Urban Renewal and Deputy
                           Assistant Secretary for Housing
                           Management with the U.S. Department
                           of Housing and Urban Development
                           from 1969 to 1973; President's
                           Commission on Housing from 1981
                           to 1982.

----------------------
*Unaffiliated Director


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
            Continued

     Executive Officers. In addition to Messrs. Dockser and Willoughby, whose business experience is set forth above, Jay R. Cohen, 56, has served as Executive Vice President of the Corporation and of CRIIMI MAE since 1989, and as Treasurer of the Corporation and of CRIIMI MAE since 1990. Mr. Cohen was Senior
Vice President   Mortgages of CRI from 1983 to June 1995 and President of CRICO
Mortgage Company, Inc., from 1985 to June 1995, at which time it merged into CRIIMI MAE Management, Inc, a wholly owned subsidiary of CRIIMI MAE. Frederick
J. Burchill, 48, has served as Executive Vice President of the Corporation since 1995 and of CRIIMI MAE since 1991. Mr. Burchill served as Senior Vice President of CRI from 1990 to June 1995. Cynthia O. Azzara, 37, has served as Chief Financial Officer of the Corporation and of CRIIMI MAE since 1994 and as Senior Vice President of the Corporation and of CRIIMI MAE since 1995. Ms. Azzara served in the Accounting and Finance Departments of CRI from 1985 to June 1995.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

     None of the Corporation's executive officers received cash or any other form of compensation from the Corporation during the year ended December 31, 1996. Reference is made to Item 10 of this report and to Note 3 of the notes to the financial statements on page 34 of the 1996 Annual Report to Shareholders, which is incorporated herein by reference.

DIRECTORS' REMUNERATION

     Each Unaffiliated Director receives an aggregate fee of $7,000 per year for services as a director plus a fee of $500 (for telephonic meetings) and $1,000 (for in-person meetings) for each meeting in which they participate, including committee meetings held on days when the Board is not meeting. In addition, the Corporation reimburses directors and officers (including those affiliated with CRI) for travel and other expenses incurred in connection with their duties as directors or officers of the Corporation. Messrs. Carlson, Dale, Dunnells and Tardio were each paid $7,000 by the Corporation for their services as Unaffiliated Directors during the year ended December 31, 1996, plus traveling expenses, $1,000 per day for meetings attended and $500 per telephonic meeting in which they participated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     BENEFICIAL OWNERSHIP OF COMMON SHARES

     The following table sets forth certain information regarding the beneficial ownership of Common Shares as of December 31, 1996 by each person known by the Corporation to own beneficially more than 5% of the outstanding Common Shares, as well as certain information concerning the ownership of Common Shares by directors or officers of the Corporation. Unless otherwise indicated, the voting and investment powers for the Common Shares listed are held solely by the named holder.

                                                  Percentage of
                                                   Outstanding
  Name                            Shares          Common Shares
--------                         ----------       -------------
CRIIMI MAE Inc.                  17,199,307          56.5%
H. William Willoughby                     0            --
William B. Dockser                        0            --
Garrett G. Carlson, Sr.                   0            --
Larry H. Dale                         1,000       Less than 1%
G. Richard Dunnells                     615       Less than 1%
Robert F. Tardio                          0            --
Cynthia O. Azzara                         0            --
Jay R. Cohen                              0            --
Frederick J. Burchill                     0            --
All Directors and Executive
  Officers as a Group (9 persons)     1,615          Less than 1%


     To the best of the Corporation's knowledge, as of December 31, 1996, no other person owned more than 5% of the outstanding Common Shares, and no other officer or director of the Corporation owned any Common Shares.

     In connection with the incurrence by CRIIMI MAE of certain indebtedness, CRIIMI MAE has pledged 2,447,500 of the Corporation's Common Shares owned by CRIIMI MAE (the "Pledged Shares") to Signet Bank. Under the agreements relating to the foregoing indebtedness, Signet Bank is entitled to direct the voting of the Pledged Shares on any fundamental change item (which excludes any election of directors or other "housekeeping" matters, but includes any matter which may adversely affect the rights of holders of Common Shares or their right to receive distributions thereon or the timing of such distributions). If CRIIMI MAE defaults on its obligations under such agreements, Signet Bank may direct the voting of the Pledged Shares on all matters. Except as described above, the voting and investment powers for the Common Shares owned by CRIIMI MAE are held solely by CRIIMI MAE.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          The Liquidating Company has six directors, two of whom are also executive officers. Note 3 of the notes to the financial statements, included in the 1996 Annual Report to Shareholders, which contains a discussion of the amounts, fees and other compensation paid or accrued by the Liquidating Company to the directors and officers and their affiliates, are incorporated herein by reference.

     (b)  Certain business relationships.

          The Liquidating Company has no business relationship with entities of which the general and limited partners of the Adviser are officers, directors or equity owners other than as set forth in Item 10 above or in this Item 13.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

     1 and 2.  Financial Statements and Financial Statement
                 Schedules

     The following financial statements are incorporated herein by reference in
     Item 8 from the indicated pages of the 1996 Annual Report to Shareholders:

                                                                         Page
     Description                                                       Number(s)
     -----------                                                       ---------
     Balance Sheets as of December 31,
       1996 and 1995                                                       28

     Statements of Income for the years ended
       December 31, 1996, 1995 and 1994                                    29

     Statements of Changes in Shareholders' Equity
       for the years ended December 31, 1996, 1995
       and 1994                                                            30

     Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                                    31

     Notes to financial statements                                         32

     The report of the Liquidating Company's independent public accountants with respect to the above listed financial statements appears on page 27 of the 1996 Annual Report to
     Shareholders.

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

               c. Reimbursement Agreement, dated June 30, 1995 between CRIIMI MAE Management, Inc. and CRI Insured Mortgage Associates Adviser Limited Partnership. (Incorporated by reference from Exhibit 10(c) to the Annual Report on Form 10-K for
                    1995).

               Exhibit No. 13 - Annual Report to security holders, Form 10-Q or Quarterly Report to security holders.

               a.   1996 Annual Report to Shareholders.

               Exhibit No. 27 - Financial Data Schedule

               a.   Financial Data Schedule (Filed herewith).

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K - Continued

     (b)       Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of 1996.

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


                                    CRI LIQUIDATING REIT, INC.


February 14, 1997                   /s/ William B. Dockser
-----------------------             -----------------------
DATE                                William B. Dockser
                                    Chairman of the Board and
                                      Principal Executive
                                      Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 14, 1997                   /s/ William B. Dockser
-----------------------             -----------------------
DATE                                William B. Dockser
                                    Chairman of the Board
                                      and Principal Executive
                                      Officer


February 14, 1997                   /s/ H. William Willoughby
-----------------------             -------------------------
DATE                                H. William Willoughby
                                    Director, President, and
                                      Secretary



February 14, 1997                   /s/ Cynthia O. Azzara
-----------------------             -------------------------
DATE                                Cynthia O. Azzara
                                    Senior Vice President, Chief
                                      Financial Officer and
                                      Principal Accounting
                                      Officer



February 14, 1997                   /s/ Jay R. Cohen
-----------------------             -------------------------
DATE                                Jay R. Cohen
                                    Executive Vice President
                                      and Treasurer


February 14, 1997                   /s/ Garrett G. Carlson
-----------------------             -------------------------
DATE                                Garrett G. Carlson, Sr.
                                    Director


February 14, 1997                   /s/ Larry H. Dale
-----------------------             -------------------------
                                    Larry H. Dale
                                    Director

February 14, 1997                   /s/ G. Richard Dunnells
-----------------------             -------------------------
DATE                                G. Richard Dunnells
                                    Director

February 14, 1997                   /s/ Robert F. Tardio
-----------------------             -------------------------
DATE                                Robert F. Tardio
                                    Director

                                                        CROSS REFERENCE SHEET

          The item numbers and captions in Parts I, II, III and IV hereof and the page and/or pages in the referenced materials where the corresponding information appears are as follows:


Item                                          Referenced Materials               Page
----                                          --------------------          ---------------
5.   Market for the Registrant's              1996 Annual Report            19 through 21
     Common Stock and Related
     Stockholder Matters

6.   Selected Financial Data                  1996 Annual Report            19 through 21

7.   Management's Discussion and              1996 Annual Report            22 through 26
     Analysis of Financial
     Condition and Results of
     Operations

8.   Financial Statements,                    1996 Annual Report            27 through 44
     including Auditors' Report
     and Supplementary Data

11.  Executive Compensation                   1996 Annual Report            34 through 36

13.  Certain Relationships and                1996 Annual Report            34 through 36
     Related Transactions


                                  EXHIBIT INDEX

Exhibit

(13)       1996 Annual Report to Shareholders

(27)       Financial Data Schedule

                           CRI LIQUIDATING REIT, INC.

                          ANNUAL REPORT TO SHAREHOLDERS

                           CRI LIQUIDATING REIT, INC.

Selected Consolidated Financial Data

                                                                   For the years ended December 31,
                                               1996            1995             1994             1993          1992
                                           ------------    ------------     ------------     ------------  ------------

TAX BASIS ACCOUNTING

Tax basis income                           $ 19,151,447    $ 18,993,272     $ 33,311,906     $ 35,517,491  $ 36,104,737

                                           ============    ============     ============     ============  ============

Composition of dividends per
  share for income tax purposes:

  Ordinary income                          $        .15    $        .31     $        .49     $        .81  $        .86
  Long-term capital gains                           .48             .31              .60              .36           .33
  Non-taxable dividend                             1.42            1.38             1.64             1.61          1.21
                                           ------------    ------------     ------------     ------------  ------------
                                           $       2.05    $       2.00     $       2.73     $       2.78  $       2.40
                                           ============    ============     ============     ============  ============
ACCOUNTING UNDER GENERALLY
  ACCEPTED ACCOUNTING PRINCIPLES

Mortgage investment income                 $  4,816,538    $  9,609,652     $ 15,394,255     $ 21,663,403  $ 24,531,636
Other income                                  1,014,998         986,862          568,049        2,947,933     2,731,623
Operating expenses                             (830,799)     (1,073,814)      (1,590,592)      (2,822,703)   (2,852,565)
Interest expense                                     --              --               --       (2,242,347)     (966,679)
Loss on investment in
  limited partnership                                --              --               --               --      (731,951)
Net gains from mortgage
  dispositions                                9,692,244       1,569,455       12,553,281        8,089,840     6,097,102
                                           ------------    ------------     ------------     ------------  ------------
     Net income                            $ 14,692,981    $ 11,092,155     $ 26,924,993     $ 27,636,126  $ 28,809,166
                                           ============    ============     ============     ============  ============

Net income per weighted
  average share outstanding                $        .48    $        .36     $        .89     $        .91  $        .95
                                           ============    ============     ============     ============  ============
Dividends per weighted average
  share outstanding                        $       2.05    $       2.00     $       2.73     $       2.78  $       2.40
                                           ============    ============     ============     ============  ============



Composition of dividends per share
  for financial statement purposes:

     Net income                            $        .48    $        .36     $        .89     $        .91  $        .95
     Return of capital                             1.57            1.64             1.84             1.87          1.45
                                           ------------    ------------     ------------     ------------  ------------
                                           $       2.05    $       2.00     $       2.73     $       2.78  $       2.40
                                           ============    ============     ============     ============  ============


                           CRI LIQUIDATING REIT, INC.

                                                                         As of December 31,
                                                                         ------------------

                                               1996            1995             1994             1993          1992
                                           ------------    ------------     ------------     ------------  ------------

Investment in mortgages                    $ 54,448,533    $114,685,204     $154,373,576     $243,095,642  $231,808,424
                                           ============    ============     ============     ============  ============
Mortgages held for disposition             $         --    $         --     $         --     $         --  $ 15,463,528
                                           ============    ============     ============     ============  ============
Total assets                               $ 59,035,868    $119,511,571     $159,425,357     $248,927,134  $254,233,958
                                           ============    ============     ============     ============  ============
Shareholders' equity                       $ 58,888,551    $119,276,978     $159,271,081     $248,497,177  $254,065,662
                                           ============    ============     ============     ============  ============

     The selected statement of income data presented above for the years ended December 31, 1996, 1995 and 1994, and the balance sheet data as of December 31, 1996 and 1995, are derived from and are qualified by reference to the Liquidating Company's financial statements which have been included elsewhere in this Annual Report to Shareholders. The statement of income data for the years ended December 31, 1993, 1992 and the balance sheet data as of December 31, 1994, 1993 and 1992 are derived from audited financial statements not included in this Annual Report to Shareholders. This data should be read in conjunction with the financial statements and the notes thereto.

Market Data
-----------
     On November 28, 1989, the Liquidating Company was listed on the New York Stock Exchange (Symbol CFR). Prior to that date, there was no public market for the Liquidating Company's shares. As of December 31, 1996 and 1995, there were 30,422,711 shares held by approximately 8,800 and 9,000 investors, respectively. The following table sets forth the high and low closing sales prices and the dividends per share for the Liquidating Company shares during the periods indicated:

                           CRI LIQUIDATING REIT, INC.

                                           1996
                           -----------------------------------
                               Sales Price          Dividends
      Quarter Ended          High        Low        per Share
      -------------        --------    -------      ----------

      March 31,            $  3 7/8    $ 3 1/2      $   1.94
      June 30,                2 1/8      1 5/8          0.04
      September 30,           1 7/8      1 3/4          0.03
      December 31,            1 7/8      1 3/4          0.04
                                                    --------
                                                    $   2.05
                                                    ========

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
                                                    ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ---------------------------------------------

General and Plan of Liquidation
-------------------------------
     CRI Liquidating REIT, Inc. (the Liquidating Company), formed in November 1989, is a finite-life, self-liquidating real estate investment trust (REIT) which made investments in United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Pursuant to its Board-approved business plan, the Liquidating Company disposed of its remaining 11 mortgages in January 1997 and does not intend to acquire any additional mortgage investments. The Liquidating Company shares trade on the New York Stock Exchange under the trading symbol CFR. However, as further discussed below, upon completion of the Plan of liquidation, it is anticipated that such shares will be delisted.

     The Liquidating Company's Board of Directors (the "Board of Directors") has approved a plan of complete liquidation and dissolution (the "Plan") and has recommended that the Liquidating Company's shareholders vote to approve the Plan at a Special Meeting of shareholders. The Liquidating Company has filed proxy materials with the Securities and Exchange Commission to solicit shareholder approval of the Plan. If the plan is approved by the Liquidating Company's shareholders, the Liquidating Company will, pursuant to the Plan, dissolve the Liquidating Company and proceed to dispose of its assets after providing for its liabilities. There is no time period required by the Plan or law within which the Liquidating Company must wind up its affairs and complete its liquidation. However, the Liquidating Company believes this process will be substantially complete by December 31, 1997.

     The Liquidating Company is governed by the Board of Directors which includes the two shareholders of C.R.I., Inc. (CRI). The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser (i) manages the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (ii) conducts the day-to-day operations of the Liquidating Company. The Adviser receives fees in connection with the administration and operation of the Liquidating Company.
The Adviser also formerly acted in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE), a REIT which owns approximately 57% of the Liquidating Company's outstanding common stock. However, effective June 30, 1995, CRIIMI MAE became a self-managed, self-administered company and, as a result, the Adviser no longer advises CRIIMI MAE.

     As part of the Liquidating Company's Business Plan, during the year ended December 31, 1996, the Liquidating Company disposed of 11 mortgage investments (all Voluntary Dispositions) which constituted approximately 52% of the December 31, 1995 tax basis carrying value. As of December 31, 1996, the Liquidating Company's portfolio consisted of 11 government insured multifamily mortgages with face values ranging from approximately $1.5 million to $10.4 million with an average balance of approximately $4.9 million. The 11 mortgages had a coupon rate of 7.50%. As of December 31, 1996, the remaining portfolio had a weighted average net coupon rate of approximately 7.4% and a weighted average net effective interest rate of approximately 11.3%. Maturities in the portfolio ranged from approximately 22 to 27 years with a weighted average remaining term based on amortized cost of approximately 25 years.

     In January 1997, the Liquidating Company sold the 11 remaining mortgage assets, generating proceeds of approximately $54 million and resulting in financial statement and tax basis gains of approximately $14 million. The Liquidating Company expects to distribute to shareholders the net disposition proceeds from the recent sale as part of the first quarter 1997 dividend. Pending distribution to shareholders, the proceeds have been invested in short-term interest bearing investments. After this sale of mortgages, the Company's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
  ---------------------------------------------

remaining assets consist primarily of cash and equity investments in three
limited partnerships.   These equity investments have no remaining book value
for Generally Accepted Accounting Principle (GAAP) purposes and have a tax basis of approximately $3.7 million at December 31, 1996. In February 1997, the Liquidating Company received $1.2 million in cash from one of the equity investments.

Liquidity
---------
     Because the Liquidating Company is a liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the years 1996, 1995 and 1994, the Liquidating Company paid dividends of $2.05, $2.00 and $2.73 per share, respectively, of which approximately $1.57, $1.64 and $1.84 per share, respectively, represented return of capital for financial statement purposes. For tax purposes, the portion representing a non-taxable dividend for 1996, 1995 and 1994 was approximately $1.42, $1.38 and $1.64, respectively. As of December 31, 1996, there were no commitments for capital expenditures.

     Although the mortgage investments yielded a fixed monthly mortgage payment once purchased, the cash dividends paid to shareholders have varied during each year due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly dividends, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow received from the Participations, and (4) changes in the Liquidating Company's operating expenses.

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

Results of Operations
---------------------
1996 Versus 1995
----------------
     Total income decreased by $4.8 million or 45% to $5.8 million for 1996 from $10.6 million for 1995. This decrease was due primarily to a reduction in mortgage investment income, as discussed below.

     Mortgage investment income decreased by $4.8 million or 50% to $4.8 million for 1996 from $9.6 million for 1995. This decrease was principally the result of a reduction in the mortgage base resulting from the disposition of mortgage investments during 1996.

     Total expenses decreased by approximately $243,000 or 24% to $831,000 for 1996 from $1.1 million for 1995. This decrease was principally due to decreases in general and administrative expenses, amortization of deferred costs, mortgage servicing fees and annual fees paid to the Adviser, as discussed below.

     General and administrative expenses decreased by approximately $167,000 or 30% from approximately $552,000 for 1995 to approximately $385,000 for 1996 primarily as a result of a reduction in payroll and related expenses and professional fees resulting from a reduction in the mortgage base during 1996.

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

     Annual Fees decreased by approximately $34,000 or 8% to approximately $382,000 for 1996 from approximately $416,000 for 1995. This decrease was primarily a result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the Annual Fees payable by the Liquidating Company. The required yield was achieved during all four quarters of 1996 as compared to the first quarter of 1995 only, resulting in an increase in deferred management fees paid from $28,467 in 1995 to $168,307 in 1996. The $168,307 paid in 1996 included deferred management fees of $86,759 from 1995.

     Mortgage servicing fees decreased by approximately $32,000 or 46% to approximately $38,000 for 1996 from approximately $70,000 for 1995. This decrease resulted from the reduction in the Liquidating Company's mortgage base.

     Amortization of deferred costs decreased by approximately $10,000 or 28% to approximately $26,000 for 1996 from approximately $36,000 for 1995. This decrease resulted from the reduction in the Liquidating Company's mortgage base.

     Net gains on mortgage dispositions increased by approximately $8.1 million to $9.7 million in 1996 from $1.6 million in 1995. The gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. The increase in gains from mortgage dispositions was primarily due to the sale of 11 mortgage investments in 1996, all of which resulted in both financial statement and tax basis gains. The 11 dispositions resulted in net financial statement gains of approximately $9.7 million and tax basis gains of approximately $14.5 million. This compares to the disposition of 22 mortgage investments during 1995 that generated financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million.

1995 Versus 1994
----------------
     Total income decreased by $5.4 million or 34% to $10.6 million for 1995 from $16.0 million for 1994. This decrease was due primarily to a reduction in mortgage investment income, partially offset by an increase in other investment income, as discussed below.

     Mortgage investment income decreased by $5.8 million or 38% to $9.6 million for 1995 from $15.4 million for 1994. This decrease was principally the result of a reduction in the mortgage base resulting from the disposition of mortgage investments during 1995.

     Other income increased by approximately $419,000 or 74% to approximately $987,000 for 1995 from approximately $568,000 for 1994. This increase was primarily attributable to income earned in 1995 from the short-term investment of proceeds from the January 1995 mortgage dispositions pending the distribution to shareholders on March 31, 1995.

     Total expenses decreased by approximately $517,000 or 32% to $1.1 million for 1995 from $1.6 million for 1994. This decrease was principally due to decreases in general and administrative expenses, amortization of deferred

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
  ---------------------------------------------

costs, mortgage servicing fees and annual fees paid to the Adviser, as discussed below.

     General and administrative expenses decreased by approximately $54,000 or 9% from approximately $606,000 for 1994 to approximately $552,000 for 1995 primarily as a result of a reduction in payroll and related expenses and professional fees resulting from a reduction in the mortgage base during 1995.

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

     Annual Fees decreased by approximately $280,000 or 40% to approximately $416,000 for 1995 from approximately $696,000 for 1994. This decrease was primarily a result of the reduction in the Liquidating Company's mortgage base which is a component used in determining the Annual Fees payable by the Liquidating Company. The mortgage base has been decreasing as the Liquidating Company effects the Business Plan to liquidate by 1997. Additionally, the required yield was achieved during the first quarter of 1995 only, as compared to all four quarters of 1994, resulting in a decrease in deferred management fees paid from $118,659 in 1994 to $28,467 in 1995.

     Mortgage servicing fees decreased by approximately $67,000 or 49% to approximately $70,000 for 1995 from approximately $137,000 for 1994. This decrease resulted from the reduction in the Liquidating Company's mortgage base.

     Amortization of deferred costs decreased by approximately $115,000 or 76% to approximately $36,000 for 1995 from approximately $151,000 for 1994. This decrease resulted from the reduction in the Liquidating Company's mortgage base.

     Net gains on mortgage dispositions decreased by $11.0 million or 87% to $1.6 million in 1995 from $12.6 million in 1994. The gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. The decrease in gains from mortgage dispositions was primarily due to the sale of 21 mortgage investments and prepayment of one mortgage investment in 1995, 10 of which resulted in financial statement gains and all of which resulted in tax basis gains. The 22 dispositions resulted in net financial statement gains of approximately $1.6 million and tax basis gains of approximately $9.5 million. This compares to the disposition of 19 mortgage investments during 1994 that generated financial statement gains of approximately $12.6 million and tax basis gains of approximately $18.4 million.

Cash Flow
---------
     Net cash provided by operating activities decreased for 1996 as compared to 1995 primarily as a result of the decrease in mortgage investment income, as previously discussed. Net cash provided by operating activities decreased in 1995 as compared to 1994, primarily as a result of a decrease in mortgage investment income, partially offset by an increase in other investment income and decreases in operating expenses, as previously discussed. Partially offsetting this decrease was an increase in accounts payable and accrued

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
  ---------------------------------------------

expenses in 1995, consisting primarily of accrued general and administrative costs at December 31, 1995.

     Net cash provided by investing activities increased for 1996 as compared to 1995. This increase was principally due to an increase in proceeds from mortgage dispositions to approximately $57 million in 1996 from approximately $50 million for 1995. Net cash provided by investing activities decreased for 1995 as compared to 1994. This decrease was principally due to a decrease in proceeds from mortgage dispositions from approximately $66.8 million for 1994 to approximately $50.4 million for 1995.

     Net cash used in financing activities increased for 1996 as compared to 1995 due to an increase in dividends paid to shareholders as a result of the increase in proceeds from mortgage dispositions. Net cash used in financing activities decreased for 1995 as compared to 1994 due to a decrease in dividends paid to shareholders as a result of the decrease in proceeds from mortgage dispositions and the reduction in the mortgage base.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
  CRI Liquidating REIT, Inc.

     We have audited the accompanying balance sheets of CRI Liquidating REIT, Inc. (the Liquidating Company) as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Liquidating Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in Note 1 to the financial statements, the Board of Directors has approved a complete liquidation, pending shareholder approval. If approved, the plan will provide for an orderly liquidation of the Liquidating Company's assets. Management believes that such liquidation will be substantially complete by December 31, 1997.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Liquidating Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.


Arthur Andersen LLP


Washington, D.C.
February 13, 1997

                           CRI LIQUIDATING REIT, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                       December 31,
                                                  1996             1995
                                              ------------     ------------
Investment in mortgages, at fair value        $ 54,448,533     $114,685,204

Cash and cash equivalents                        4,058,080        3,740,437

Receivables and other assets                       529,255        1,085,930
                                              ------------     ------------
        Total assets                          $ 59,035,868     $119,511,571
                                              ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses       $    147,317     $    234,593
                                              ------------     ------------
Commitments and contingencies

Shareholders' equity:
  Common stock                                     304,227          304,227
  Net unrealized gains on investment
    in mortgages                                15,296,990       28,011,840
  Additional paid-in capital                    43,287,334       90,960,911
                                              ------------     ------------
        Total shareholders' equity              58,888,551      119,276,978
                                              ------------     ------------
        Total liabilities and
          shareholders' equity                $ 59,035,868     $119,511,571
                                              ============     ============


                   The accompanying notes are an integral part
                         of these financial statements.

                                                     CRI LIQUIDATING REIT, INC.

                                                        STATEMENTS OF INCOME
                                                     For the years ended December 31,
                                                  1996               1995            1994
                                              ------------       ------------    ------------
Income:

  Mortgage investment income                  $  4,816,538       $  9,609,652    $ 15,394,255
  Other income                                   1,014,998            986,862         568,049
                                              ------------       ------------    ------------
                                                 5,831,536         10,596,514      15,962,304
                                              ------------       ------------    ------------
Expenses:
  Annual fee to related party                      382,050            416,007         696,342
  General and administrative                       384,879            551,586         606,035
  Mortgage servicing fees                           37,552             69,829         137,201
  Amortization of deferred costs                    26,318             36,392         151,014
                                              ------------       ------------    ------------
                                                   830,799          1,073,814       1,590,592
                                              ------------       ------------    ------------
Income before mortgage dispositions              5,000,737          9,522,700      14,371,712

Mortgage dispositions:
  Gains                                          9,692,244          1,752,243      12,612,197
  Losses                                                --           (182,788)        (58,916)
                                              ------------       ------------    ------------
Net income                                    $ 14,692,981       $ 11,092,155    $ 26,924,993
                                              ============       ============    ============
Net income per share                          $        .48       $        .36    $        .89
                                              ============       ============    ============
Weighted average shares outstanding             30,422,711         30,422,711      30,422,711
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

                                          CRI LIQUIDATING REIT, INC.
                                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                          For the years ended December 31, 1996, 1995 and 1994

                                                                         Net
                                                                      Unrealized
                                                                       Gains on       Additional                     Total
                                                Common Stock          Investment       Paid-In    Undistributed   Shareholders'
                                           Shares        Par Value   in Mortgages      Capital      Net Income       Equity
                                         -----------     ---------   ------------    ------------ -------------   ------------
Balance, December 31, 1993                30,422,711     $ 304,227   $ 51,349,764    $196,843,186            --   $248,497,177

  Net income                                      --            --             --              --    26,924,993     26,924,993
  Dividends of $.89 per share                     --            --             --              --   (26,924,993)   (26,924,993)
  Return of capital of $1.84
    per share                                     --            --             --     (56,129,008)           --    (56,129,008)
  Adjustment to net unrealized
    gains on investment in mortgages              --            --    (33,097,088)             --            --    (33,097,088)
                                         -----------     ---------   ------------    ------------ -------------   ------------
Balance, December 31, 1994                30,422,711       304,227     18,252,676     140,714,178            --    159,271,081

  Net income                                      --            --             --              --    11,092,155     11,092,155
  Dividends of $.36 per share                     --            --             --              --   (11,092,155)   (11,092,155)
  Return of capital of $1.64
   per share                                      --            --             --     (49,753,267)           --    (49,753,267)
  Adjustment to net unrealized
    gains on investment in mortgages              --            --      9,759,164              --            --      9,759,164
                                         -----------     ---------   ------------    ------------ -------------   ------------
Balance, December 31, 1995                30,422,711       304,227     28,011,840      90,960,911            --    119,276,978

  Net income                                      --            --             --              --    14,692,981     14,692,981
  Dividends of $.48 per share                     --            --             --              --   (14,692,981)   (14,692,981)
  Return of capital of $1.57
   per share                                      --            --             --     (47,673,577)           --    (47,673,577)
  Adjustment to net unrealized
    gains on investment in mortgages              --            --    (12,714,850)             --            --    (12,714,850)
                                         -----------     ---------   ------------    ------------ -------------   ------------

Balance, December 31, 1996                30,422,711     $ 304,227   $ 15,296,990    $ 43,287,334 $          --   $ 58,888,551
                                         ===========     =========   ============    ============ =============   ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.


                                                      CRI LIQUIDATING REIT, INC.

                                                      STATEMENTS OF CASH FLOWS

                                                                           For the years ended December 31,
                                                                        1996               1995              1994
                                                                    ------------       ------------      ------------
Cash flows from operating activities:
  Net income                                                        $  14,692,981      $ 11,092,155      $ 26,924,993
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred costs                                       26,318            36,392           151,014
      Mortgage discount/premium amortization                             (440,447)         (644,042)         (952,806)
      Gains on mortgage dispositions                                   (9,692,244)       (1,569,455)      (12,553,281)
      Other operating activities                                         (253,292)         (119,526)           49,032

      Changes in assets and liabilities:
        Decrease in receivables and other assets                          517,338           485,068           650,122
        (Decrease) increase in accounts payable and accrued
          expenses                                                       (87,276)            80,317          (275,681)
        Decrease in deferred costs                                        13,019             16,464            63,265
                                                                    ------------       ------------      ------------
      Net cash provided by operating activities                        4,776,397          9,377,373        14,056,658
                                                                    ------------       ------------      ------------
Cash flows from investing activities:
  Proceeds from mortgage dispositions                                 56,948,053         50,427,785        66,837,015
  Receipt of mortgage and other short-term investment
    principal from scheduled payments                                    706,459          1,233,248         2,294,050
  Annual return from investment in limited partnerships                  253,292            253,292           253,292
                                                                    ------------       ------------      ------------
      Net cash provided by investing activities                       57,907,804         51,914,325        69,384,357
                                                                    ------------       ------------      ------------
Cash flows from financing activities:
  Dividends and return of capital paid to shareholders               (62,366,558)       (60,845,422)      (83,054,001)
                                                                    ------------       ------------      ------------
      Net cash used in financing activities                          (62,366,558)       (60,845,422)      (83,054,001)
                                                                    ------------       ------------      ------------
Net increase in cash and cash equivalents                                317,643            446,276           387,014

Cash and cash equivalents, beginning of year                           3,740,437          3,294,161         2,907,147
                                                                    ------------       ------------      ------------
Cash and cash equivalents, end of year                              $  4,058,080       $  3,740,437      $  3,294,161
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

     The Liquidating Company's Board of Directors (the Board of Directors) has approved a plan of complete liquidation and dissolution (the Plan) and has recommended that the Liquidating Company's shareholders vote to approve the Plan at a Special Meeting of shareholders. The Liquidating Company has filed proxy materials with the Securities and Exchange Commission to solicit shareholder approval of the Plan. If the Plan is approved by the Liquidating Company's shareholders, the Liquidating Company will, pursuant to the Plan, dissolve the Liquidating Company and proceed to dispose of its assets after providing for its liabilities. There is no time period required by the Plan or law within which the Liquidating Company must wind up its affairs and complete its liquidation. However, the Liquidating Company believes this process will be substantially complete by December 31, 1997.

     In accordance with the Company's Business Plan, during the year ended December 31, 1996, the Liquidating Company disposed of 11 mortgage investments which constituted approximately 52% of the December 31, 1995 tax basis carrying value. In January 1997, in accordance with the Business Plan, the Liquidating Company sold the 11 remaining mortgage assets generating proceeds of approximately $54 million which resulted in financial statement gains and tax basis gains of approximately $14 million. The Liquidating Company expects to distribute to shareholders the net disposition proceeds from this recent sale as part of the first quarter 1997 dividend. The remaining assets consist primarily of cash and equity interests in three limited partnerships. The equity interests have no remaining book value for GAAP purposes and a tax basis of approximately $3.7 million. In February 1997, the Liquidating Company received $1.2 million from one of these equity investments.

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

     Investment in Mortgages
     -----------------------
          The Liquidating Company's investment in mortgages were comprised of Federally Insured Mortgages (as defined below) and Mortgage-Backed Securities guaranteed by the Government National Mortgage Association
     (GNMA). Payment of principal and interest on Federally Insured Mortgages is insured by the United States Department of Housing and Urban Development
     (HUD). Payment of principal and interest on Mortgage-Backed Securities is guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

          In accordance with the Liquidating Company's Business Plan, the Company sold its remaining mortgage assets in early 1997. All of the Liquidating Company's mortgage investments were classified as Available for Sale and were recorded at fair value with the net unrealized gains on such mortgage investments reported as a separate component of shareholders' equity. Subsequent increases or decreases in the fair value of these Available for Sale securities were included as a separate component of equity. Realized gains and losses for these securities have been reported in earnings, as discussed below.

          The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method which provides a constant yield of income over the term of the mortgage.

          Mortgage investment income included amortization of the discount plus the stated mortgage interest payments received or accrued less amortization of the premium.

          Gains from dispositions of mortgages were recognized upon the receipt of funds or HUD debentures. Losses on dispositions of mortgages were recognized when it became probable that a mortgage would be disposed of and that the disposition would result in a loss.

     Other Assets
     ------------
          Included in other assets are mortgage selection fees which were paid to the former general partners or adviser to the Liquidating Company. These fees are being amortized using the effective interest method on a specific mortgage basis from the date of the acquisition of the related

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies - Continued

     mortgage to the expected dissolution date of the Liquidating Company (see
     Note 1). Upon disposition of a mortgage, the related unamortized fee is treated as part of the mortgage investment balance in order to measure the gain or loss on the disposition. Accordingly, with the disposition of the remaining 11 mortgage assets in January 1997, all remaining unamortized fees were written off.

          Also included in other assets are the Liquidating Company's investment in limited partnerships which are accounted for under the equity method.
     As of December 31, 1996, these investments had no remaining book value for GAAP purposes.

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

     Per share amounts
     -----------------
          Net income, dividends and return of capital per share amounts for 1996, 1995 and 1994 represent net income, dividends and return of capital, respectively, divided by the weighted average equivalent shares outstanding during each year. The per share amounts are based on the weighted average shares outstanding, including shares held for issuance pending presentation of units in the CRIIMI Funds.

     Common stock
     ------------
          The Liquidating Company has authorized 30,425,901 shares of $0.01 par value common stock and issued 30,422,711 shares as of December 31, 1996 and 1995. All shares issued are outstanding.

     Reclassifications
     -----------------
          Certain amounts in the statement of cash flows for the years ended December 31, 1995 and 1994 have been reclassified to conform with the 1996 presentation.

3.   Transactions with Related Parties

     Below is a summary of the amounts paid or accrued to related parties during the years ended December 31, 1996, 1995 and 1994.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.   Transactions with Related Parties - Continued

                                                           For the years ended December 31,
                                                         1996               1995             1994
                                                     ------------       ------------     ------------
     Adviser:
     -------
     Annual fee(c)                                   $    382,050       $    416,007     $    696,342
     Incentive fee (a)                                    568,638                 --          394,812
                                                     ------------       ------------     ------------
          Total                                      $    950,688       $    416,007     $  1,091,154
                                                     ============       ============     ============

     Expense reimbursement (b)(d):

     CRI                                             $        --        $   125,482      $    285,423
     CRIIMI Management                                   115,920            122,938                --
                                                     -----------        -----------      ------------
                                                     $   115,920        $   248,420      $    285,423
                                                     ===========        ============     ============

     (a)  Included as a component of net gains from mortgage dispositions on the accompanying statements of income.
     (b)  Included as general and administrative expenses on the accompanying statements of income.
     (c)  As a result of reaching the required yield during 1996, 1995 and 1994, the Liquidating Company paid deferred annual fees during 1996, 1995 and 1994 of $168,307 (which included $86,739 for 1995), $28,467 and $118,659, respectively.
     (d)  Effective June 30, 1995, pursuant to the Reimbursement Agreement and the CRIIMI MAE Merger described below, the reimbursements previously paid to CRI in connection with services provided by the Adviser, are paid to CRIIMI MAE
          Management.  The amounts paid by CRI Liquidating to CRI during the year ended December 31, 1995, represent the reimbursement of expenses incurred through June 30, 1995.

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

5.   Investment in Mortgages

     As of December 31, 1996, the Liquidating Company owned 11 mortgage investments. These mortgage investments have a weighted average net coupon rate of approximately 7.4%, a weighted average net effective interest rate of approximately 11.3%, and a weighted average remaining term based on amortized cost of approximately 25 years. All of these mortgage investments were purchased at a discount (Discount Mortgage Investments). As previously discussed, in January 1997 all remaining mortgages were sold for proceeds of approximately $54 million, which resulted in a gain for financial statement and tax purposes of approximately $14 million.

     The Liquidating Company made investments in participating certificates which evidence a 100% undivided beneficial interest in Federally Insured Mortgages which were acquired at a discount to face on the belief that based on economic, market, legal and other factors, such Discount Mortgage Investments might be sold for cash, converted to condominium housing or otherwise disposed of or refinanced in a manner requiring prepayment or permitting other profitable disposition three to twelve years after acquisition by the predecessor CRIIMI Funds. The Liquidating Company's investment in mortgages previously included

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

Mortgage-Backed Securities issued by a private entity for which the monthly principal and interest payments of the underlying mortgage was guaranteed by GNMA.

     General
     -------
          Descriptions of the mortgage investments owned by the Liquidating Company as of December 31, 1996, summarized information regarding other mortgage investments and mortgage investment income earned in 1996, 1995 and 1994, including interest earned on the disposed mortgage investments, are as follows:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

                                                                        Mortgage       Mortgage      Mortgage
                                              Carrying                 Investment     Investment    Investment
                                   Face       Value of      Effective    Income         Income        Income               Final
                                Amount of     Mortgages     Interest     Earned         Earned        Earned            Maturity
Complex Name                   Mortgages(B)  (A),(C),(D)       Rate      in 1996        in 1995       in 1994               Date
------------                   ------------  ------------   ---------  ------------   ------------  ------------ ---------------
Federally Insured
 Mortgages (FHA)
-----------------
Discount
--------
Cinnamon Run I                 $ 10,189,880  $ 10,368,203      11.18%  $    846,212   $    851,220  $   855,700    November 2022
Crestwood Villas                  6,475,478     6,588,799      10.21%       529,966        533,875      537,407        July 2022
Villa de Mission                  7,322,433     7,450,576      11.12%       614,358        618,830      622,834       March 2021
Firethorn I                       6,650,556     6,766,941      12.28%       556,649        559,039      561,154   September 2023
Windrush Apts.                    6,539,639     6,654,082      12.29%       548,421        550,847      552,993        July 2024
Willowcrest Prel G                4,206,232     4,279,841      12.48%       365,064        367,624      369,884      August 2019
Havenside Terrace                 1,462,585     1,488,180      12.05%       125,062        125,891      126,627      August 2020
Mountain View Apts.               3,160,521     3,215,830      12.09%       272,156        274,129      275,878    November 2019
Riverwood Apts.                   2,435,960     2,478,589      10.94%       202,621        204,003      205,242     January 2022
Tanglewood Apts.                  2,023,880     2,059,298      11.67%       172,077        173,297      174,384   September 2020
Sleepy Hollow Apts.               3,044,908     3,098,194      10.11%       250,294        252,427      254,356         May 2021

                               ------------  ------------              ------------   ------------  -----------
   Subtotal                      53,512,072    54,448,533                 4,482,880      4,511,182    4,536,459
                               ------------  ------------              ------------   ------------  -----------

Mortgage Dispositions:
    1994                                 --            --      8.44%-            --             --    1,591,108
                                                              12.12%
    1995                                 --            --      8.35%-            --        272,455    4,408,626
                                                              10.79%

    1996                                 --            --      8.81%-       333,658      4,826,015    4,858,062
                                                              11.31%
                               ------------  ------------              ------------   ------------  -----------
Investment in Mortgages        $ 53,512,072  $ 54,448,533              $  4,816,538   $  9,609,652  $15,394,255
                               ============  ============              ============   ============  ===========
Investment in Limited
  Partnerships                 $         --  $         --              $    253,292*  $   119,526*  $   (49,032)*
                               ============  ============              ============   ===========   ===========

*  Income from investments in limited partnerships is included in other income on the accompanying statements of income for the years ended December 31, 1996, 1995 and 1994.


                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

(A) All mortgages are collateralized by first liens on residential apartment or townhouse complexes which have diverse geographic locations and are Federally Insured Mortgages. The investment in limited partnerships is not federally insured or guaranteed.

(B) Principal and interest are payable at level amounts over the life of the mortgage investment.

(C) Reconciliations of the carrying amount of the mortgage investments for the years ended December 31, 1996 and 1995 follow:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

                                                    For the year ended                  For the year ended
                                                    December 31, 1996                   December 31, 1995
                                             -----------------------------       ------------------------------
Balance at beginning of year                                  $114,685,204                        $ 154,373,576
Additions during year:
  Amortization of discount                                         440,447                              650,392
  Adjustment to net unrealized gains on
    investment in mortgages                                             --                            9,759,164

Deductions during year:
  Principal payments                             706,459                         $  1,233,248
  Mortgage dispositions                       47,255,809                           48,858,330
  Adjustment to net unrealized
    gains on investment in mortgages          12,714,850                                   --
  Amortization of premium                             --         60,677,118             6,350       50,097,928
                                             -----------      -------------      ------------     -------------
Balance at end of year                                        $  54,448,533                       $114,685,204
                                                              =============                       =============

(D) Principal Amount of Loans Subject to Delinquent Principal or Interest is not presented since all required payments with respect to these Federally Insured Mortgages are current and none of these mortgages is delinquent as of December 31, 1996.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.   Investment in Mortgages - Continued

Historical Dispositions
-----------------------
     A summary of the Liquidating Company's mortgage dispositions from 1994 to 1996 is as follows:

                                                                Net Gain
                                                              Recognized for     Net Gain
                                                                Financial       Recognized
                      Type of Dispositions                      Statement         For Tax
Year         Assignment      Sale     Prepayment     Total       Purposes       Purposes(2)
----         ------------    ----   ----------       -----    --------------    -----------
1994          3(1)            14         2             19      12,553,281         18,354,126
1995         --               21         1             22       1,569,455          9,531,027
1996         --               11        --             11       9,692,244         14,482,248


(1)  Two of the three assignments were sales of government insured multifamily mortgages then in default and resulted in the
     Liquidating Company receiving face value or near face value.
(2)  In connection with the Merger, the Liquidating Company recorded its investment in mortgages at the lower of cost or fair value, which resulted in an overall net write down for tax purposes.  For financial statement purposes, carryover basis of accounting was used.  Therefore, since the Merger, the net gain for tax purposes was greater than the net gain recognized for financial statement purposes.  As a REIT, dividends to the Liquidating Company's shareholders are based on net gains recognized for tax purposes.


6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income

     On an annual basis, the Liquidating Company expects to distribute to its shareholders virtually all of its tax basis income.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income - Continued

     Reconciliations of the financial statement net income to the tax basis income for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                   1996              1995             1994
                                                -----------       -----------     -----------
Financial statement net income                  $14,692,981       $11,092,155     $26,924,993

Adjustments:
  Nondeductible expense:
    Amortization of deferred costs                   17,088            27,156         122,750
  Additional income (loss) due to basis
   differences:
    Mortgage dispositions                         4,790,004         7,961,572       5,800,845
    Reamortization of mortgages                      15,579           145,431         477,071
    Loss from investment in
      limited partnerships                         (364,205)         (233,042)        (13,753)
                                                -----------       -----------     -----------
Tax basis income                                $19,151,447       $18,993,272     $33,311,906
                                                ===========       ===========     ===========

Tax basis income per share                      $       .63       $       .62     $      1.09
                                                ===========       ===========     ===========

     Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the Merger and the acquisition of other short-term investments.

     Dividends to shareholders consist of ordinary income, capital gain and return of capital. Shareholders should expect distributions representing ordinary income and the market price of the Liquidating Company shares to decrease as the Liquidating Company liquidates its assets and distributes return of capital over time to its shareholders. For the year ended December 31, 1996, dividends of $2.05 per share were paid to shareholders. The nature of these dividends for income tax purposes on a per share basis is as follows:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income - Continued

                            Non-taxable        Capital     Ordinary
                             Dividend           Gain        Income       Total         Record Date
                            -----------        -------     --------      -------    ------------------
Quarter ended
   March 31, 1996          $      1.34         $  0.45      $  0.15      $  1.94       March 18, 1996
Quarter ended
   June 30, 1996                  0.03            0.01         0.00         0.04       June 17, 1996
Quarter ended
   September 30, 1996             0.02            0.01         0.00         0.03       September 20, 1996
Quarter ended
   December 31, 1996              0.03            0.01         0.00         0.04       December 19, 1996
                           -----------         -------      -------      -------
Year ended
  December 31, 1996        $      1.42         $ 0.48       $  0.15      $  2.05
                           ===========         =======      =======      =======

7.   Summary of Quarterly Results of Operations (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996, 1995 and 1994:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                                             1996
                                                         Quarter ended
                                    March 31        June 30       September 30    December 31
                                  ------------   ------------     ------------    ------------
Income (primarily mortgage
  investment income)              $  2,107,269   $  1,242,392     $  1,241,113    $  1,240,762
Net gain on mortgage
  dispositions                       9,692,244             --               --              --
Net income                          11,490,811      1,041,090        1,093,383       1,067,697
Net income per share                      0.38           0.03             0.04            0.03


                                                             1995
                                                         Quarter ended
                                    March 31        June 30       September 30    December 31
                                  ------------   ------------     ------------    ------------
Income (primarily mortgage
  investment income)              $  3,270,320   $  2,456,116     $  2,443,131    $  2,426,947
Net gain (loss) on mortgage
  dispositions                       1,578,864             --           (9,409)             --
Net income                           4,538,258      2,230,902        2,175,012       2,147,983
Net income per share                      0.15           0.07             0.07            0.07

                                                             1994
                                                         Quarter ended
                                    March 31        June 30       September 30    December 31
                                  ------------   ------------     ------------    ------------
Income (primarily mortgage
  investment income)              $  4,521,596   $  3,956,781     $  3,821,785    $  3,662,142
Net gain (loss) on
  mortgage dispositions             11,826,341        456,640             (782)        271,082
Net income                          15,787,800      4,042,601        3,474,928       3,619,664
Net income per share                       .52            .13              .11             .13


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

Larry H. Dale                  Director                    Senior Advisor of Fannie Mae's Housing
                                                             Investment Fund

Robert F. Tardio               Director                    Independent Financial Consultant

Frederick J. Burchill          Executive Vice President    Executive Vice President - CRIIMI MAE

Jay R. Cohen                   Executive Vice              Executive Vice President and Treasurer -
                                 President and               CRIIMI MAE
                                 Treasurer

Cynthia O. Azzara              Senior Vice President       Senior Vice President and Chief Financial Officer -
                                 and Chief                   CRIIMI MAE
                                 Financial Officer



Annual Report to the Securities and Exchange Commission on Form 10-K is available to Shareholders and may be obtained by writing:

Investor Services/CRI Liquidating REIT, Inc.
The CRI Building
11200 Rockville Pike
Rockville, Maryland  20852

CRI Liquidating REIT, Inc. shares are traded on the New York Stock Exchange under the symbol CFR.