Form 10-Q
period 1997-03-31
CRI LIQUIDATING REIT INC
filed 1997-05-15
CIK 850143

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1997
                              --------------

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

          Class               Outstanding at May 14, 1997
----------------------------  -----------------------------
Common Stock, $.01 par value                 30,422,711

                           CRI LIQUIDATING REIT, INC.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1997


                                                         Page
                                                         ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .     3

          Statements of Income - for the three
            months ended March 31, 1997 and 1996
            (unaudited)   . . . . . . . . . . . . . . .     4

          Statement of Changes in Shareholders'
            Equity - for the three months ended
            March 31, 1997 (unaudited)  . . . . . . . .     5

          Statements of Cash Flows - for the three
            months ended March 31, 1997 and 1996
            (unaudited) . . . . . . . . . . . . . . . .     6

          Notes to Financial Statements (unaudited) . .     7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .    12

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    15

Signature   . . . . . . . . . . . . . . . . . . . . . .    16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.

                                 BALANCE SHEETS

                                                   March 31,    December 31,
                                                    1997            1996
                                                -------------  --------------
                                                 (unaudited)
                                     ASSETS

Investment in mortgages, at fair value          $         --   $ 54,448,533

Cash and cash equivalents                          4,923,591      4,058,080

Receivables and other assets                           7,415        529,255
                                                ------------   ------------
        Total assets                            $  4,931,006   $ 59,035,868
                                                ============   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses         $    455,644   $    147,317
                                                ------------   ------------
Commitments and contingencies

Shareholders' equity:
  Common stock                                       304,227        304,227
  Net unrealized gains on investment
    in mortgages                                          --     15,296,990
  Additional paid-in capital                       4,171,135     43,287,334
                                                ------------   ------------
        Total shareholders' equity                 4,475,362     58,888,551
                                                ------------   ------------
        Total liabilities and
          shareholders' equity                  $  4,931,006   $ 59,035,868
                                                ============   ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                               For the three months ended
                                                         March 31,
                                                 1997               1996
                                             ------------      ------------
Income:
  Mortgage investment income                 $    192,099      $  1,457,334
  Other investment income                         690,973           649,935
                                             ------------      ------------
                                                  883,072         2,107,269
                                             ------------      ------------
Expenses:
  Annual fee to related party                      11,468           171,116
  General and administrative                      395,355           130,322
  Amortization of deferred costs                    2,328             7,264
                                             ------------      ------------
                                                  409,151           308,702
                                             ------------      ------------
Income before mortgage dispositions               473,921         1,798,567

Mortgage dispositions:
  Gains                                        17,300,350         9,692,244
                                             ------------      ------------
Net income                                   $ 17,774,271      $ 11,490,811
                                             ============      ============
Net income per share                         $       0.58      $       0.38
                                             ============      ============
Weighted average shares outstanding            30,422,711        30,422,711
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                              CRI LIQUIDATING REIT, INC.
                                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                      For the three months ended March 31, 1997

                                                        (unaudited)

                                                                Net
                                                             Unrealized
                                                              Gains on     Additional                      Total
                                       Common Stock          Investment     Paid-In     Undistributed  Shareholders'
                                   Shares     Par Value     in Mortgages    Capital       Net Income      Equity
                                 -----------  ---------     ------------  ------------  -------------  ------------
Balance, December 31, 1996        30,422,711  $ 304,227     $ 15,296,990  $ 43,287,334  $          --  $ 58,888,551

  Net income                              --         --               --            --     17,774,271    17,774,271
  Dividends of $0.58 per share            --         --               --            --    (17,774,271)  (17,774,271)
  Return of capital of $1.29
    per share                             --         --               --   (39,116,199)            --   (39,116,199)
  Adjustment to net unrealized
    gains on investment in
    mortgages                             --         --      (15,296,990)           --             --   (15,296,990)
                                 -----------  ---------     ------------  ------------  -------------  ------------
Balance, March 31, 1997           30,422,711  $ 304,227     $         --  $  4,171,135  $          --  $  4,475,362
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                               For the three months ended
                                                         March 31,
                                                   1997           1996
                                               ------------   ------------
Cash flows from operating activities:
  Net income                                   $ 17,774,271   $ 11,490,811
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred costs                  2,328          7,264
      Mortgage discount/premium amortization             --       (107,970)
      Gains on mortgage dispositions            (17,300,350)    (9,692,244)
      Other operating activities                    (42,976)       (63,323)

      Changes in assets and liabilities:
        Decrease in receivables and other
          assets                                    515,510        497,859
        (Decrease) increase in accounts
          payable and accrued expenses              308,327        (36,025)
                                               ------------   ------------
      Net cash provided by operating
        activities                                1,257,110      2,096,372
                                               ------------   ------------
Cash flows from investing activities:
  Proceeds from dispositions of mortgages and
    investment in limited partnerships           56,451,893     56,948,053
  Receipt of mortgage principal
    from scheduled payments                              --        171,695
  Decrease in deferred costs                          4,002         13,039
  Annual return from investment in limited
    partnerships                                     42,976         63,323
                                               ------------   ------------
      Net cash provided by investing
        activities                               56,498,871     57,196,110
                                               ------------   ------------
Cash flows from financing activities:
  Dividends and return of capital paid to
    shareholders                                (56,890,470)   (59,020,059)
                                               ------------   ------------
      Net cash used in financing activities     (56,890,470)   (59,020,059)
                                               ------------   ------------
Net increase in cash and cash equivalents           865,511        272,423
Cash and cash equivalents, beginning of
  period                                          4,058,080      3,740,437
                                               ------------   ------------
Cash and cash equivalents, end of period       $  4,923,591   $  4,012,860
                                               ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



1.   Organization

     CRI Liquidating REIT, Inc. (the Liquidating Company) is a finite-life, self-liquidating real estate investment trust (REIT) which previously owned United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States (Government Insured Multifamily Mortgages). The Liquidating Company was created in November 1989 in connection with the merger of three funds which owned Government Insured Multifamily Mortgages, all of which were sponsored by C.R.I., Inc. (CRI).

     The Liquidating Company is governed by a board of directors (the Board of Directors) which includes the two shareholders of CRI. The Board of Directors has engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser (1) manages the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (2) conducts the day-to-day operations of the Liquidating Company. The Adviser received fees in connection with the administration and operation of the Liquidating Company. The Adviser also formerly acted in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE), a REIT which owns 57% of the Liquidating Company's outstanding common stock. However, effective June 30, 1995, CRIIMI MAE became a self-administered, full service commercial mortgage company and, as a result, the Adviser no longer advises CRIIMI MAE.

     The Liquidating Company's Board of Directors (the Board of Directors) has approved a plan of complete liquidation and dissolution (the Plan). On April 23, 1997, the Liquidating Company's Shareholders approved the adoption of the Plan. The Board of Directors will, pursuant to the Plan, dissolve the Liquidating Company and proceed to dispose of its assets after providing for its liabilities. There is no time period required by the Plan or law within which the Liquidating Company must wind up its affairs and complete its liquidation. However, the Liquidating Company believes this process will be substantially complete by December 31, 1997.

     As discussed further in Note 5, as of May 14, 1997, in accordance with the Plan, (1) the Liquidating Company had sold its remaining 11 mortgage investments, (2) disposed of its interest in one limited partnership participation agreement, (3) disposed of a portion of its interest in a second limited partnership participation agreement and (4) entered into an agreement to dispose of its interest in a third limited partnership participation agreement. The remaining assets of the Liquidating Company consist primarily of cash and the remaining equity interests in two limited partnerships.

2.   Basis of Presentation

     In the opinion of the Adviser, the accompanying unaudited financial statements of the Liquidating Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Liquidating Company as of March 31, 1997 and December 31, 1996, and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Adviser believes that the disclosures presented are adequate to make the information not misleading, it is suggested

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


2.   Basis of Presentation - Continued

that these financial statements be read in conjunction with the financial statements and the notes included in the Liquidating Company's Annual Report filed on Form 10-K for the year ended December 31, 1996.

3.   Summary of Significant Accounting Policies

Reclassification
----------------
     Certain amounts in the income statement and the statement of cash flows for the three months ended March 31, 1996 have been reclassified to conform to the 1997 presentation.

4.   Transactions with Related Parties

     Below is a summary of the amounts paid or accrued to related parties during the three months ended March 31, 1997 and 1996.

                                             For the three months ended
                                                       March 31,
                                                 1997           1996
                                             ------------   ------------
Adviser:
-------
Annual fee(c)                                $     11,468   $    171,116
Incentive fee(a)                                1,207,415        568,638
                                             ------------   ------------
    Total                                    $  1,218,883   $    739,754
                                             ============   ============
Expense reimbursement (b):

CRIIMI MAE Management, Inc.                  $     35,134   $     53,161
                                             ============   ============

(a) Included as a component of net gains from mortgage dispositions on the accompanying statements of income.
(b) Included as general and administrative expenses on the accompanying statements of income.
(c) As a result of reaching certain specified performance goals during the three months ended March 31, 1997 and 1996, the Liquidating Company paid deferred annual fees during the three months ended March 31, 1997 and 1996 of $3,235 and $108,809, respectively.


5.   Investment in Mortgages

     As of December 31, 1996, the Liquidating Company owned 11 mortgage investments. As of March 31, 1997, the Liquidating Company had sold all of the remaining mortgage investments.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

5.    Investment in Mortgages - Continued

     In accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), the Liquidating Company's Investment in Mortgages was recorded at fair value, as estimated below, as of December 31, 1996. The difference between the amortized cost and the fair value of the mortgage investments represents the net unrealized gains on the Liquidating
Company's mortgage investments and is reported as a separate component of shareholders' equity.

     The fair value of the mortgage investments is based on quoted market prices.

                             As of December 31, 1996
                           Amortized        Fair
                             Cost           Value
                         ------------   ------------
Investment in mortgages  $ 39,151,543   $ 54,448,533
                         ============   ============

     As previously stated, during the three months ended March 31, 1997, the Liquidating Company disposed of the remaining 11 mortgage investments generating proceeds of approximately $54 million which resulted in financial statement gains and tax basis gains of approximately $14 million. In addition, during the first quarter of 1997, CRI Liquidating disposed of its interest in one limited partnership participation agreement and a portion of its interest in a second limited partnership participation agreement which resulted in net gains for financial statement purposes of approximately $3.2 million and net tax basis losses of approximately $212,000.

6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the three months ended March 31, 1997 and 1996 are as follows:

                                             For the three months ended
                                                       March 31,
                                                 1997           1996
                                             ------------   ------------
Financial Statement net income               $ 17,774,271   $ 11,490,811

Adjustments:
  Nondeductible expense:
    Amortization of deferred costs                     --          4,957
  Additional income (loss) due to basis
    differences:
    Mortgage dispositions                         (95,180)     4,790,004
    Reamortization of mortgages                        --          8,367
    Disposition of limited partnerships        (3,677,060)            --
    Loss from investment in limited
      partnerships                                     --        (73,872)
                                             ------------   ------------

Tax basis income                             $ 14,002,031   $ 16,220,267
                                             ============   ============

Tax basis income per share                   $       0.46   $       0.53
                                             ============   ============

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

7.   Dividends to Shareholders

     For the three months ended March 31, 1997, dividends of $1.87 per share were paid to shareholders. The composition of the dividend shown below remains subject to year-end adjustment:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

7.   Dividends to Shareholders - Continued

                          Non-taxable   Capital   Ordinary
                           Dividend     Gain      Income    Total     Record Date
                          -----------   -------   --------  -------   ------------------
Quarter ended
   March 31, 1997         $     1.41    $  0.45   $  0.01   $  1.87   March 20, 1997
                          ===========   =======   ========  =======

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
     CRI Liquidating REIT, Inc.'s (the Liquidating Company)Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Liquidating Company's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
-------
     CRI Liquidating REIT, Inc. (the Liquidating Company), formed in November 1989, is a finite-life, self-liquidating real estate investment trust (REIT) which made investments in United States government insured and guaranteed mortgage investments secured by multifamily housing complexes located throughout the United States. Pursuant to its Board-approved business plan, the Liquidating Company disposed of its remaining 11 mortgages in January 1997 and does not intend to acquire any additional mortgage investments. Prior to March 31, 1997, the Liquidating Company shares traded on the New York Stock Exchange under the trading symbol CFR. As further discussed below, the New York Stock Exchange (the Exchange) suspended trading of the Liquidating Company shares before opening on March 31, 1997 in accordance with the Company's plan of liquidation. Following the suspension, the Exchange applied to the Securities and Exchange Commission to delist the shares.

     The Liquidating Company's Board of Directors (the "Board of Directors") approved a plan of complete liquidation and dissolution (the "Plan") and on April 23, 1997, the Liquidating Shareholders approved the adoption of the Plan. The Board of Directors will, pursuant to the Plan, dissolve the Liquidating Company and proceed to dispose of its assets after providing for its liabilities. There is no time period required by the Plan or law within which the Liquidating Company must wind up its affairs and complete its liquidation. However, the Liquidating Company believes this process will be substantially complete by December 31, 1997.

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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations
---------------------
1997 Versus 1996
----------------
     Total income decreased by approximately $1.2 million or 58% to approximately $883,000 for the three months ended March 31, 1997 from approximately $2.1 million for the corresponding period in 1996. The decrease was due primarily to a reduction in mortgage investment income, as discussed below.

     Mortgage investment income decreased by approximately $1.3 million or 87% to approximately $192,000 for the three months ended March 31, 1997 from $1.5 million for the corresponding period in 1996. The decrease was the result of the sale of the remaining mortgage investments on January 17, 1997 in accordance with the business plan. No mortgage income will be earned in future periods.

     General and administrative expenses increased by approximately $265,000 or 200% to approximately $395,000 for the three months ended March 31, 1997 from approximately $130,000 for the corresponding period in 1996. The increase was the result of the recognition of additional expenses associated with the pending liquidation and dissolution of the Company.

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

     Annual fees decreased by approximately $160,000 or 93% to approximately $11,500 for the three months ended March 31, 1997 from approximately $171,000 for the corresponding period in 1996. This decrease was due to the sale of the remaining Liquidating Company's mortgage base which is a component used in determining the annual fees payable by the Liquidating Company. No annual fees will be paid in future periods.

     Net gains on mortgage dispositions increased by $7.6 million or 78% to $17.3 million for the three months ended March 31, 1997 from $9.7 million for the corresponding period in 1996. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. The proceeds realized from the disposition of a mortgage investment are based on the net coupon rates of the specific mortgage investments disposed of in relation to prevailing long-term interest rates at the date of disposition. The increase in gains from mortgage dispositions was primarily due to the sale of 11 mortgage investments during the three months ended March 31, 1997, which resulted in financial statement gains of approximately $14.1 million and tax basis gains of approximately $14.0 million. In addition, during the first quarter of 1997, CRI Liquidating disposed of its interest in one limited partnership participation agreement and a portion of its interest in a second limited partnership participation agreement which resulted in net gains for financial statement purposes of approximately $3.2 million and net tax basis losses of approximately $212,000.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity
---------
     The remaining assets of the Liquidating Company consist primarily of cash and cash equivalents and the remaining equity interests in two limited partnerships. The assets will be distributed in accordance with the plan of complete liquidation and dissolution.

     Because the Liquidating Company is a liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the three months ended March 31, 1997 and 1996, the Liquidating Company paid dividends of $1.87 and $1.94 per share, respectively, of which approximately $1.41 and $1.56 per share, respectively, were declared as non-taxable dividends to shareholders for tax purposes, subject to year-end adjustment.

Cash Flow
---------
     Net cash provided by operating activities decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily as a result of a decrease in mortgage investment income due to the reduction in the mortgage base, as previously discussed.

     Net cash provided by investing activities decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996. This decrease was principally due to a decrease in proceeds from mortgage dispositions to approximately $56 million for the three months ended March 31, 1997 from approximately $57 million for the corresponding period in 1996. Additionally, scheduled principal payments on mortgage investments decreased by approximately $172,000 as a result of the disposition of the remaining mortgage investments, as previously discussed.

     Net cash used in financing activities decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996 due to a decrease in dividends paid to shareholders as a result of the decrease in proceeds from mortgage dispositions and net ordinary income, as previously discussed.

PART II.    OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

     The exhibits filed as part of this report are listed below:

     Exhibit Number           Description
     -------------            -----------

           27            Financial Data Schedule

                                    SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CRI LIQUIDATING REIT, INC.


May 14, 1997                        /s/ Cynthia O. Azzara
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

CRI Liquidating REIT, Inc. shares were suspended from trading by the New York Stock Exchange before opening on March 31, 1997 and following the suspension applied to the Securities and Exchange Commission to delist the issue.