Form 10-Q
period 1997-06-30
CRI LIQUIDATING REIT INC
filed 1997-08-14
CIK 850143

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         June 30, 1997
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

          Class               Outstanding at August 14, 1997
----------------------------  ------------------------------
Common Stock, $.01 par value                 30,422,711

                           CRI LIQUIDATING REIT, INC.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1997


                                                         Page
                                                         ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .     3

          Statements of Income - for the three and
            six months ended June 30, 1997 and 1996
            (unaudited)   . . . . . . . . . . . . . . .     4

          Statement of Changes in Shareholders'
            Equity - for the six months ended
            June 30, 1997 (unaudited) . . . . . . . . .     5

          Statements of Cash Flows - for the six
            months ended June 30, 1997 and 1996
            (unaudited) . . . . . . . . . . . . . . . .     6

          Notes to Financial Statements (unaudited) . .     7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .    11

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    16

Signature   . . . . . . . . . . . . . . . . . . . . . .    17

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.

                                 BALANCE SHEETS

                                                  June 30,      December 31,
                                                    1997            1996
                                               -------------   --------------
                                                (unaudited)
                                     ASSETS

Investment in mortgages, at fair value         $         --    $ 54,448,533

Cash and cash equivalents                         4,925,257       4,058,080

Receivables and other assets                         27,992         529,255
                                               ------------    ------------
        Total assets                           $  4,953,249    $ 59,035,868
                                               ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses        $    352,412    $    147,317
                                               ------------    ------------
Commitments and contingencies

Shareholders' equity:
  Common stock                                      304,227         304,227
  Net unrealized gains on investment
    in mortgages                                         --      15,296,990
  Additional paid-in capital                      4,296,610      43,287,334
                                               ------------    ------------
        Total shareholders' equity                4,600,837      58,888,551
                                               ------------    ------------
        Total liabilities and
          shareholders' equity                 $  4,953,249    $ 59,035,868
                                               ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                                     CRI LIQUIDATING REIT, INC.
                                                        STATEMENTS OF INCOME
                                                             (unaudited)

                                        For the three months ended June 30,    For the six months ended June 30,
                                            1997                  1996             1997                1996
                                        ------------          ------------     -------------       -------------
Income:
  Mortgage investment income            $         --          $  1,121,682     $    192,099        $   2,579,016
  Other investment income                     66,114               120,710          757,087              770,645
                                        ------------          ------------     ------------        -------------
                                              66,114             1,242,392          949,186            3,349,661
                                        ------------          ------------     ------------        -------------
Expenses:
  Annual fee to related party                     --                69,919           11,468              241,035
  General and administrative                  35,639               115,529          430,994              236,373
  Mortgage servicing fees                         --                 9,449               --               18,927
  Amortization of deferred costs                  --                 6,405            2,328               13,669
                                        ------------          ------------     ------------        -------------
                                              35,639               201,302          444,790              510,004
                                        ------------          ------------     ------------        -------------
Income before mortgage dispositions           30,475             1,041,090          504,396            2,839,657

Mortgage dispositions:
  Gains                                       95,000                    --       17,395,350            9,692,244
  Losses                                          --                    --               --                   --
                                        ------------          ------------     ------------        -------------
Net income                              $    125,475          $  1,041,090     $ 17,899,746        $  12,531,901
                                        ============          ============     ============        =============
Net income per share                    $         --          $       0.03     $       0.59        $        0.41
                                        ============          ============     ============        =============
Weighted average shares outstanding       30,422,711            30,422,711       30,422,711           30,422,711
                                        ============          ============     ============        =============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                       CRI LIQUIDATING REIT, INC.
                               STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   For the six months ended June 30, 1997

                                                 (unaudited)

                                                                     Net
                                                                  Unrealized
                                                                   Gains on     Additional                       Total
                                         Common Stock             Investment     Paid-In     Undistributed    Shareholders'
                                     Shares        Par Value     in Mortgages    Capital       Net Income        Equity
                                   -----------     ---------     ------------  ------------  -------------    ------------
Balance, December 31, 1996          30,422,711     $ 304,227     $ 15,296,990  $ 43,287,334  $          --    $ 58,888,551

  Net income                                --            --               --            --     17,899,746      17,899,746
  Dividends of $0.58 per share              --            --               --            --    (17,774,271)    (17,774,271)
  Return of capital of $1.29
    per share                               --            --               --   (39,116,199)            --     (39,116,199)
  Adjustment to net unrealized
    gains on investment in
    mortgages                               --            --      (15,296,990)           --             --     (15,296,990)
                                   -----------     ---------     ------------  ------------  -------------    ------------
Balance, June 30, 1997              30,422,711     $ 304,227     $         --  $  4,171,135  $     125,475    $  4,600,837
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     For the six months ended
                                                             June 30,
                                                       1997           1996
                                                   ------------   ------------
Cash flows from operating activities:
  Net income                                       $ 17,899,746   $ 12,531,901
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred costs                      2,328         13,669
      Mortgage discount/premium amortization                 --       (217,362)
      Gains/losses on mortgage dispositions         (17,395,350)    (9,692,244)
      Other operating activities                        (42,976)      (126,645)

      Changes in assets and liabilities:
        Decrease in receivables and other
          assets                                        494,933        470,184
        Increase (decrease) in accounts
          payable and accrued expenses                  205,095          4,885
                                                   ------------   ------------
      Net cash provided by operating
        activities                                    1,163,776      2,984,388
                                                   ------------   ------------
Cash flows from investing activities:
  Proceeds from dispositions of mortgages and
    investment in limited partnership                56,546,893     56,948,053
  Receipt of mortgage principal from
    scheduled payments                                       --        346,628
  Decrease in deferred costs                              4,002         12,857
  Annual return from investment in limited
    partnerships                                         42,976        126,645
                                                   ------------   ------------
      Net cash provided by investing
        activities                                   56,593,871     57,434,183
                                                   ------------   ------------
Cash flows from financing activities:
  Dividends and return of capital paid to
    shareholders                                    (56,890,470)   (60,236,968)
                                                   ------------   ------------
      Net cash used in financing activities         (56,890,470)   (60,236,968)
                                                   ------------   ------------
Net increase in cash and cash equivalents               867,177        181,603
Cash and cash equivalents, beginning of
  period                                              4,058,080      3,740,437
                                                   ------------   ------------
Cash and cash equivalents, end of period           $  4,925,257   $  3,922,040
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

     As discussed further in Note 5, as of August 14, 1997, in accordance with the Plan, (1) the Liquidating Company had sold its remaining 11 mortgage investments, (2) disposed of its interest in two limited partnership participation agreements and (3) disposed of a portion of its interest in a third limited partnership participation agreement. The remaining assets of the Liquidating Company consist primarily of cash and the remaining equity interest in one limited partnership.

2.   Basis of Presentation

     In the opinion of the Adviser, the accompanying unaudited financial statements of the Liquidating Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Liquidating Company as of June 30, 1997 and December 31, 1996, and the results of its operations and cash flows for the three and six months ended June 30, 1997 and 1996.

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

3.   Summary of Significant Accounting Policies

Reclassification
----------------
     Certain amounts in the income statement and the statement of cash flows for the three and six months ended June 30, 1996 have been reclassified to conform to the 1997 presentation.

4.   Transactions with Related Parties

     Below is a summary of the amounts paid or accrued to related parties during the three and six months ended June 30, 1997 and 1996.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

4.   Transactions with Related Parties - Continued

                               For the three months ended June 30,       For the six months ended June 30,
                                   1997                1996                 1997               1996
                               ------------        ------------          -----------       ------------
Adviser:
-------
Annual fee(c)                  $         --        $     69,919          $     11,468      $    241,035
Incentive fee(a)                         --                  --             1,207,415           568,638
                               ------------        ------------          ------------      ------------
Total                          $         --        $     69,919          $  1,218,883      $    809,673
                               ============        ============          ============      ============

Expense reimbursement (b):
CRIIMI MAE Management, Inc.    $     14,256        $     47,990          $     49,390      $    101,151
                               ============        ============          ============      ============

(a)  Included as a component of net gains from mortgage dispositions on the accompanying statements of income.
(b)  Included as general and administrative expenses on the accompanying statements of income.
(c)  As a result of reaching certain specified performance goals during the second quarter of 1996 the Liquidating Company paid deferred annual fees of $19,721 during the three months ended June 30, 1996.  As a result of reaching certain specified performance goals during the six months ended June 30, 1997 and 1996, the Liquidating Company paid deferred annual fees during the six months ended June 30, 1997 and 1996 of $3,235 and $128,530, respectively.


5.   Investment in Mortgages

     As of December 31, 1996, the Liquidating Company owned 11 mortgage investments. As of January 17, 1997, the Liquidating Company had sold all of the remaining mortgage investments.

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
                              ============   ============

     As previously stated, during the six months ended June 30, 1997, the Liquidating Company disposed of the remaining 11 mortgage investments generating proceeds of approximately $54 million which resulted in financial statement gains and tax basis gains of approximately $14 million. In addition, during the first six months of 1997, CRI Liquidating disposed of its interest in two limited partnership participation agreements and a portion of its interest in a third limited partnership participation agreements which resulted in net gains for financial statement purposes of approximately $3.2 million and net tax basis losses of approximately $250,000.

6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the six months ended June 30, 1997 and 1996 are as follows:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income - Continued


                                            For the three months ended          For the six months ended
                                                     June 30,                            June 30,
                                               1997            1996                 1997             1996
                                            -----------     -----------         ------------     ------------
Financial statement net income              $   125,475     $ 1,041,090         $ 17,899,746     $ 12,531,901

Adjustments:
  Nondeductible expense:
    Amortization of deferred costs                   --           4,097                   --            9,054
  Additional income (loss) due to
    basis differences:
    Mortgage dispositions                            --              --              (95,180)       4,790,004
    Reamortization of mortgages                      --            (309)                  --            8,058
    Disposition of limited partnerships              --              --           (3,677,060)              --
    Loss from investment
       in limited partnerships                       --         (85,384)                  --         (159,256)
                                            -----------     -----------         ------------     ------------
Tax basis income                            $   125,475     $   959,494         $ 14,127,506     $ 17,179,761
                                            ===========     ===========         ============     ============
Tax basis income per share                  $        --     $      0.03         $       0.46     $       0.56
                                            ===========     ===========         ============     ============

     Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the Merger.

7.   Dividends to Shareholders

     For the six months ended June 30, 1997, dividends of $1.87 per share were paid to shareholders. For the three months ended June 30, 1997, no dividends were paid. In addition, dividends will not be paid until the complete liquidation and dissolution of the Liquidating Company is completed. The composition of the dividend shown below remains subject to year-end adjustment:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

7.   Dividends to Shareholders - Continued

                             Non-taxable     Capital   Ordinary
                              Dividend        Gain      Income       Total          Record Date
                             -----------     -------   --------     -------      ------------------
Quarter ended
   March 31, 1997            $     1.41      $  0.45   $  0.01      $  1.87      March 20, 1997
Quarter ended
  June 30, 1997                      --           --         --          --      N/A
                             ----------      -------   --------     -------
Six months ended
  June 30, 1997              $     1.41      $  0.45   $   0.01     $  1.87
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

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations
---------------------
1997 Versus 1996
----------------
     Total income decreased by approximately $1.2 million or 95% to approximately $66,000 for the three months ended June 30, 1997 from approximately $1.2 million for the corresponding period in 1996. Total income decreased by approximately $2.4 million or 72% to approximately $949,000 for the six months ended June 30, 1997 from $3.3 million for the corresponding period in 1996. The decrease was due primarily to a reduction in mortgage investment income, as discussed below.

     Mortgage investment income decreased by approximately $1.1 million or 100% to $0 for the three months ended June 30, 1997. Mortgage investment income decreased by approximately $2.4 million or 93% to approximately $192,000 for the six months ended June 30, 1997 from approximately $2.6 million for the corresponding period in 1996. The decrease was the result of the sale of the remaining mortgage investments on January 17, 1997 in accordance with the business plan. No mortgage income will be earned in future periods.

     General and administrative expenses decreased by approximately $80,000 or 69% to approximately $36,000 for the three months ended June 30, 1997 from approximately $116,000 for the corresponding period in 1996. General and administrative expenses increased by approximately $195,000 or 82% to approximately $431,000 for the six months ended June 30, 1997 from approximately $236,000 for the corresponding period in 1996. The decrease for the three months ended June 30, 1997 is due to a decrease in operating expenses as a result of the dissolution of the company. The increase for the six months ended June 30, 1997 was the result of the recognition of additional expenses associated with the pending liquidation and dissolution of the Company.

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

     Annual fees decreased by approximately $70,000 or 100% to $0 for the three months ended June 30, 1997. Annual fees decreased by approximately $230,000 or 95% to approximately $11,500 for the six months ended June 30, 1997 from approximately $241,000 for the corresponding period in 1996. These decreases were due to the sale of the remaining Liquidating Company's mortgage base which is a component used in determining the annual fees payable by the Liquidating Company. As a result of the first quarter disposition of the remaining mortgages, no annual fees were paid during the three months ended June 30, 1997 and no annual fees will be paid in future periods.

     Net gains on mortgage dispositions increased by $7.7 million or 43% to $17.4 million for the six months ended June 30, 1997 from $9.7 million for the corresponding period in 1996. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. The proceeds realized from the disposition of a mortgage investment are based on the net coupon rates of the specific mortgage investments disposed of in relation to prevailing long-term interest rates at

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the date of disposition. The increase in gains from mortgage dispositions was primarily due to the sale of 11 mortgage investments during the three months ended March 31, 1997, which resulted in financial statement gains of approximately $14.1 million and tax basis gains of approximately $14.0 million. In addition, during the first two quarters of 1997, CRI Liquidating disposed of its interest in two limited partnership participation agreements and a portion of its interest in a third limited partnership participation agreement which resulted in net gains for financial statement purposes of approximately $3.2 million and net tax basis losses of approximately $250,000.

Liquidity
---------
     The remaining assets of the Liquidating Company consist primarily of cash and cash equivalents and the remaining equity interest in one limited partnership. The assets will be distributed in accordance with the plan of complete liquidation and dissolution.

     Because the Liquidating Company is a liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the six months ended June 30, 1997 and 1996, the Liquidating Company paid dividends of $1.87 and $1.98 per share, respectively, of which approximately $1.41 and $1.42 per share, respectively, were declared as non-taxable dividends to shareholders for tax purposes, subject to year-end adjustment.

Cash Flow
---------
     Net cash provided by operating activities decreased for the six months ended June 30, 1997 as compared to the corresponding period in 1996 primarily as a result of a decrease in mortgage investment income due to the reduction in the mortgage base, as previously discussed.

     Net cash provided by investing activities decreased for the six months ended June 30, 1997 as compared to the corresponding period in 1996. This decrease was principally due to a decrease in proceeds from mortgage dispositions to approximately $56.5 million for the six months ended June 30, 1997 from approximately $57 million for the corresponding period in 1996. Additionally, scheduled principal payments on mortgage investments decreased by approximately $347,000 as a result of the disposition of the remaining mortgage investments, as previously discussed.

     Net cash used in financing activities decreased for the six months ended June 30, 1997 as compared to the corresponding period in 1996 due to a decrease in dividends paid to shareholders as a result of the decrease in proceeds from mortgage dispositions and net ordinary income, as previously discussed.

PART II.    OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

     The exhibits filed as part of this report are listed below:

     Exhibit Number            Description
     --------------      -----------------------
           27            Financial Data Schedule

                                    SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CRI LIQUIDATING REIT, INC.


August 14, 1997                     /s/ Cynthia O. Azzara
---------------                     -------------------------
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