Form 10-Q
period 1997-09-30
CRI LIQUIDATING REIT INC
filed 1997-11-14
CIK 850143

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         September 30, 1997
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

          Class               Outstanding at November 14, 1997
----------------------------  --------------------------------
Common Stock, $.01 par value                 30,422,711

                           CRI LIQUIDATING REIT, INC.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                                         Page
                                                         ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .     3

          Statements of Income - for the three and
            nine months ended September 30, 1997 and 1996
            (unaudited)   . . . . . . . . . . . . . . .     4

          Statement of Changes in Shareholders'
            Equity - for the nine months ended
            September 30, 1997 (unaudited)  . . . . . .     5

          Statements of Cash Flows - for the nine
            months ended September 30, 1997 and 1996
            (unaudited) . . . . . . . . . . . . . . . .     6

          Notes to Financial Statements (unaudited) . .     7

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .    13

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .    16

Signature   . . . . . . . . . . . . . . . . . . . . . .    17

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.

                                 BALANCE SHEETS

                                               September 30,    December 31,
                                                    1997            1996
                                               -------------   --------------
                                                (unaudited)
                                     ASSETS

Investment in mortgages, at fair value         $         --    $ 54,448,533

Cash and cash equivalents                         4,922,272       4,058,080

Receivables and other assets                         28,053         529,255
                                               ------------    ------------
        Total assets                           $  4,950,325    $ 59,035,868
                                               ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses        $    313,089    $    147,317
                                               ------------    ------------
Commitments and contingencies

Shareholders' equity:
  Common stock                                      304,227         304,227
  Net unrealized gains on investment
    in mortgages                                         --      15,296,990
  Additional paid-in capital                      4,333,009      43,287,334
                                               ------------    ------------
        Total shareholders' equity                4,637,236      58,888,551
                                               ------------    ------------
        Total liabilities and
          shareholders' equity                 $  4,950,325    $ 59,035,868
                                               ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                                     CRI LIQUIDATING REIT, INC.
                                                        STATEMENTS OF INCOME
                                                             (unaudited)

                                          For the three months               For the nine months
                                           ended September  30,               ended September 30,
                                          1997            1996               1997          1996
                                      ------------    ------------       ------------   -----------
Income:
  Mortgage investment income          $         --    $  1,119,811       $    192,099   $  3,698,827
  Other investment income                   67,050         121,302            824,137        891,947
                                      ------------    ------------       ------------   ------------
                                            67,050       1,241,113          1,016,236      4,590,774
                                      ------------    ------------       ------------   ------------
Expenses:
  Annual fee to related party                   --          70,569             11,468        311,604
  General and administrative                30,651          61,338            461,645        297,711
  Mortgage servicing fees                       --           9,417                 --         28,344
  Amortization of deferred costs                --           6,406              2,328         20,075
                                      ------------    ------------       ------------   ------------
                                            30,651         147,730            475,441        657,734
                                      ------------    ------------       ------------   ------------
Income before mortgage dispositions         36,399       1,093,383            540,795      3,933,040

Mortgage dispositions:
  Gains                                         --              --         17,395,350      9,692,244
                                      ------------    ------------       ------------   ------------
Net income                            $     36,399    $  1,093,383       $ 17,936,145   $ 13,625,284
                                      ============    ============       ============   ============
Net income per share                  $         --    $       0.04       $       0.59   $       0.45
                                      ============    ============       ============   ============
Weighted average shares outstanding     30,422,711      30,422,711         30,422,711     30,422,711
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                            CRI LIQUIDATING REIT, INC.
                                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   For the nine months ended September 30, 1997

                                                    (unaudited)

                                                               Net
                                                            Unrealized
                                                             Gains on      Additional                      Total
                                     Common Stock           Investment      Paid-In      Undistributed  Shareholders'
                                 Shares       Par Value    in Mortgages     Capital        Net Income      Equity
                               -----------    ---------    ------------   ------------   -------------  ------------
Balance, December 31, 1996      30,422,711    $ 304,227    $ 15,296,990   $ 43,287,334   $          --  $ 58,888,551

  Net income                            --           --              --             --      17,936,145    17,936,145
  Dividends of $0.58 per share          --           --              --             --     (17,774,271)  (17,774,271)
  Return of capital of $1.29
    per share                           --           --              --    (39,116,199)             --   (39,116,199)
  Adjustment to net unrealized
    gains on investment in
    mortgages                           --           --     (15,296,990)            --              --   (15,296,990)
                               -----------    ---------    ------------   ------------   -------------  ------------
Balance, September 30, 1997     30,422,711    $ 304,227    $         --   $  4,171,135   $     161,874  $  4,637,236
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                           CRI LIQUIDATING REIT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    For the nine months ended
                                                           September 30,
                                                      1997            1996
                                                  ------------    ------------
Cash flows from operating activities:
  Net income                                      $ 17,936,145    $ 13,625,284
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of deferred costs                     2,328          20,075
      Mortgage discount/premium amortization                --        (328,185)
      Gains on mortgage dispositions               (17,395,350)     (9,692,244)
      Other operating activities                       (42,976)       (189,969)

      Changes in assets and liabilities:
        Decrease in receivables and other
          assets                                       494,872         568,122
        Increase (decrease) in accounts
          payable and accrued expenses                 165,772        (106,442)
                                                  ------------    ------------
      Net cash provided by operating
        activities                                   1,160,791       3,896,641
                                                  ------------    ------------
Cash flows from investing activities:
  Proceeds from dispositions of mortgages and
    investment in limited partnership               56,546,893      56,948,053
  Receipt of mortgage principal from
    scheduled payments                                      --         524,863
  Decrease in deferred costs                             4,002          12,857
  Annual return from investment in limited
    partnerships                                        42,976         189,969
                                                  ------------    ------------
      Net cash provided by investing
        activities                                  56,593,871      57,675,742
                                                  ------------    ------------
Cash flows from financing activities:
  Dividends and return of capital paid to
    shareholders                                   (56,890,470)    (61,149,649)
                                                  ------------    ------------
      Net cash used in financing activities        (56,890,470)    (61,149,649)
                                                  ------------    ------------
Net increase in cash and cash equivalents              864,192         422,734
Cash and cash equivalents, beginning of
  period                                             4,058,080       3,740,437
                                                  ------------    ------------
Cash and cash equivalents, end of period          $  4,922,272    $  4,163,171
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

     The Liquidating Company's Board of Directors (the Board of Directors) has approved a plan of complete liquidation and dissolution (the Plan). On April 23, 1997, the Liquidating Company's Shareholders approved the adoption of the Plan. The Board of Directors will, pursuant to the Plan, dissolve the Liquidating Company and proceed to dispose of its assets after providing for its liabilities. There is no time period required by the Plan or law within which the Liquidating Company must wind up its affairs and complete its liquidation. However, the Liquidating Company believes this process will be completed by mid-1998.

     As discussed further in Note 5, as of September 30, 1997, in accordance with the Plan, (1) the Liquidating Company had sold its remaining 11 mortgage investments, (2) disposed of its interest in two limited partnership participation agreements and (3) disposed of a portion of its interest in a third limited partnership participation agreement. The remaining assets of the Liquidating Company consist primarily of cash and the remaining equity interest in one limited partnership.

2.   Basis of Presentation

     In the opinion of the Adviser, the accompanying unaudited financial statements of the Liquidating Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Liquidating Company as of September 30, 1997 and December 31, 1996, and the results of its operations and cash flows for the three and nine months ended September 30, 1997 and 1996.

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

3.   Summary of Significant Accounting Policies

Reclassification
----------------
     Certain amounts in the income statement and the statement of cash flows for the three and nine months ended September 30, 1996 have been reclassified to conform to the 1997 presentation.

4.   Transactions with Related Parties

     Below is a summary of the amounts paid or accrued to related parties during the three and nine months ended September 30, 1997 and 1996.

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

4.   Transactions with Related Parties - Continued

                                     For the three months                 For the nine months
                                      ended September 30,                  ended September 30,
                                   1997              1996               1997             1996
                               ------------      ------------        -----------     ------------
Adviser:
-------
Annual fee(c)                  $         --      $     70,569        $     11,468    $    311,604
Incentive fee(a)                         --                --           1,207,415         568,638
                               ------------      ------------        ------------    ------------
Total                          $         --      $     70,569        $  1,218,883    $    880,242
                               ============      ============        ============    ============

Expense reimbursement (b):
CRIIMI MAE Management, Inc.    $     15,405      $     38,184        $     64,795    $     99,335
                               ============      ============        ============    ============

(a)  Included as a component of net gains from mortgage dispositions on the accompanying statements of income.
(b)  Included as general and administrative expenses on the accompanying statements of income.
(c)  As a result of reaching certain specified performance goals during the third quarter of 1996 the Liquidating Company paid deferred annual fees of $19,905 during the three months ended September 30, 1996.  As a result of reaching certain specified performance goals during the nine months ended September 30, 1997 and 1996, the Liquidating Company paid deferred annual fees during the nine months ended September 30, 1997 and 1996 of $3,235 and $148,435, respectively.  The amount paid for the nine months ended September 30, 1996 included $86,739 for the last three quarters of 1995.


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
                              ============      ============

     As previously stated, during the nine months ended September 30, 1997, the Liquidating Company disposed of the remaining 11 mortgage investments generating proceeds of approximately $54 million which resulted in financial statement gains and tax basis gains of approximately $14 million. In addition, during the first nine months of 1997, CRI Liquidating disposed of its interest in two limited partnership participation agreements and a portion of its interest in a third limited partnership participation agreements which resulted in net gains for financial statement purposes of approximately $3.2 million and net tax basis losses of approximately $250,000.

6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income

     Reconciliations of the financial statement net income to the tax basis income for the three and nine months ended September 30, 1997 and 1996 are as follows:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

6.   Reconciliation of Financial Statement Net Income to Tax
          Basis Income - Continued


                                         For the three months ended       For the nine months ended
                                                 September 30,                     September 30,
                                            1997           1996               1997           1996
                                         -----------    -----------       ------------   ------------
Financial statement net income           $    36,399    $ 1,093,383       $ 17,936,145   $ 13,625,284

Adjustments:
  Nondeductible expense:
    Amortization of deferred costs                --          4,098                 --         13,152
  Additional income (loss) due to
    basis differences:
    Mortgage dispositions                         --             --            (95,180)      4,790,004
    Reamortization of mortgages                   --           (321)                --           7,737
    Disposition of limited partnerships           --             --         (3,677,060)             --
    Loss from investment
       in limited partnerships                    --        (96,371)                --       (255,627)
                                         -----------    -----------       ------------   ------------
Tax basis income                         $    36,399    $ 1,000,789       $ 14,163,905   $ 18,180,550
                                         ===========    ===========       ============   ============
Tax basis income per share               $        --    $      0.03       $       0.46   $       0.60
                                         ===========    ===========       ============   ============

     Differences in the financial statement net income and the tax basis income principally relate to differences in the tax bases of assets and liabilities and their related financial reporting amounts resulting from the Merger.

7.   Dividends to Shareholders

     For the nine months ended September 30, 1997, dividends of $1.87 per share were paid to shareholders. For the three months ended June 30, and September 30, 1997, no dividends were paid. In addition, dividends will not be paid until the complete liquidation and dissolution of the Liquidating Company is completed. The composition of the dividend shown below remains subject to year-end adjustment:

                           CRI LIQUIDATING REIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

7.   Dividends to Shareholders - Continued

                         Non-taxable  Capital  Ordinary
                          Dividend     Gain     Income   Total       Record Date
                         -----------  -------  -------- -------   ------------------
Quarter ended
   March 31, 1997        $     1.41   $  0.45  $  0.01  $  1.87   March 20, 1997
Quarter ended
  June 30, 1997                  --        --        --      --   N/A
Quarter ended
  September 30, 1997             --        --        --      --   N/A
                         ----------   -------  -------- -------
Nine months ended
  September 30, 1997     $     1.41   $  0.45  $   0.01 $  1.87
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

     The Liquidating Company's Board of Directors (the "Board of Directors") approved a plan of complete liquidation and dissolution (the "Plan") and on April 23, 1997, the Liquidating Shareholders approved the adoption of the Plan. The Board of Directors will, pursuant to the Plan, dissolve the Liquidating Company and proceed to dispose of its assets after providing for its liabilities. There is no time period required by the Plan or law within which the Liquidating Company must wind up its affairs and complete its liquidation. However, the Liquidating Company believes this process will be completed by mid-1998.

     The Liquidating Company is governed by the Board of Directors which includes the two shareholders of C.R.I., Inc. (CRI). The Board of Directors had engaged CRI Insured Mortgage Associates Adviser Limited Partnership (the Adviser) to act in the capacity of adviser to the Liquidating Company. The Adviser's general partner is CRI, and its limited partners include the shareholders of CRI. The Adviser (i) managed the Liquidating Company's assets with the goal of maximizing the returns to shareholders and (ii) conducted the day-to-day operations of the Liquidating Company. The Adviser received fees in connection with the administration and operation of the Liquidating Company.
The Adviser also formerly acted in a similar capacity for CRIIMI MAE Inc. (CRIIMI MAE), a REIT which owns approximately 57% of the Liquidating Company's outstanding common stock. However, effective June 30, 1995, CRIIMI MAE became a self-managed, self-administered company and, as a result, the Adviser no longer advises CRIIMI MAE.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations
---------------------
1997 Versus 1996
----------------
     Total income decreased by approximately $1.1 million or 95% to approximately $67,000 for the three months ended September 30, 1997 from approximately $1.2 million for the corresponding period in 1996. Total income decreased by approximately $3.6 million or 78% to approximately $1.0 million for the nine months ended September 30, 1997 from $4.6 million for the corresponding period in 1996. The decrease was due primarily to a reduction in mortgage investment income, as discussed below.

     Mortgage investment income decreased by approximately $1.1 million or 100% to $0 for the three months ended September 30, 1997. Mortgage investment income decreased by approximately $3.5 million or 95% to approximately $192,000 for the nine months ended September 30, 1997 from approximately $3.7 million for the corresponding period in 1996. The decrease was the result of the sale of the remaining mortgage investments on January 17, 1997 in accordance with the business plan. No mortgage income will be earned in future periods.

     General and administrative expenses decreased by approximately $30,000 or 50% to approximately $31,000 for the three months ended September 30, 1997 from approximately $61,000 for the corresponding period in 1996. General and administrative expenses increased by approximately $164,000 or 55% to approximately $462,000 for the nine months ended September 30, 1997 from approximately $298,000 for the corresponding period in 1996. The decrease for the three months ended September 30, 1997 is due to a decrease in operating expenses as a result of the dissolution of the company. The increase for the nine months ended September 30, 1997 was the result of the recognition of additional expenses associated with the pending liquidation and dissolution of the Company.

     Annual fees decreased by approximately $71,000 or 100% to $0 for the three months ended September 30, 1997. Annual fees decreased by approximately $300,000 or 96% to approximately $12,000 for the nine months ended September 30, 1997 from approximately $312,000 for the corresponding period in 1996. These decreases were due to the sale of the remaining Liquidating Company's mortgage base which is a component used in determining the annual fees payable by the Liquidating Company. As a result of the first quarter disposition of the remaining mortgages, no annual fees were paid during the three months ended September 30, 1997 and no annual fees will be paid in future periods.

     Net gains on mortgage dispositions increased by $7.7 million or 79% to $17.4 million for the nine months ended September 30, 1997 from $9.7 million for the corresponding period in 1996. Gains or losses on mortgage dispositions are based on the number, carrying amounts, and proceeds of mortgage investments disposed of during the period. The proceeds realized from the disposition of a mortgage investment are based on the net coupon rates of the specific mortgage

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

     Because the Liquidating Company is a liquidating entity, a substantial portion of the dividends paid to shareholders represents return of capital. For the nine months ended September 30, 1997 and 1996, the Liquidating Company paid dividends of $1.87 and $1.98 per share, respectively, of which approximately $1.41 and $1.42 per share, respectively, were declared as non-taxable dividends to shareholders for tax purposes, subject to year-end adjustment.

Cash Flow
---------
     Net cash provided by operating activities decreased for the nine months ended September 30, 1997 as compared to the corresponding period in 1996 primarily as a result of a decrease in mortgage investment income due to the reduction in the mortgage base, as previously discussed.

     Net cash provided by investing activities decreased for the nine months ended September 30, 1997 as compared to the corresponding period in 1996. This decrease was principally due to a decrease in proceeds from mortgage dispositions to approximately $56.5 million for the nine months ended September 30, 1997 from approximately $57 million for the corresponding period in 1996. Additionally, scheduled principal payments on mortgage investments decreased by approximately $525,000 as a result of the disposition of the remaining mortgage investments, as previously discussed.

     Net cash used in financing activities decreased for the nine months ended September 30, 1997 as compared to the corresponding period in 1996 due to a decrease in dividends paid to shareholders as a result of the decrease in proceeds from mortgage dispositions and net ordinary income, as previously discussed.

PART II.    OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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


                                    CRI LIQUIDATING REIT, INC.


November 14, 1997                   /s/ Cynthia O. Azzara
-----------------                   -------------------------
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